Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1995-08-14
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                          2-92702    (1985-1)
                                                2-92702-01 (1985-2)


                    DYCO 1985 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                          41-1498087 (1985-1)
            Minnesota                     41-1498086 (1985-2)
(State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)              Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
         ------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)



                          (918) 583-1791
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X            No
                              ----           -----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                        June 30,  December 31,
                                                          1995        1994
                                                      ---------- -------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 82,268      $ 39,697
             Accrued oil and gas sales, including
               $37,424 and $18,859 due from
               related parties (Note 2) . . . . . .      80,671        25,179
                                                       --------      --------
                Total current assets  . . . . . . .    $162,939      $ 64,876

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     239,220       279,586
                                                       --------      --------
                                                       $402,159      $344,462
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  8,082      $  8,155
                                                       --------      --------
                Total current liabilities . . . . .    $  8,082      $  8,155

          ACCRUED LIABILITY . . . . . . . . . . . .      10,057        10,057

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               41 units . . . . . . . . . . . . . .       3,840         3,262
             Limited Partners, issued and outstanding,
               4,100 units  . . . . . . . . . . . .     380,180       322,988
                                                       --------      --------
                Total Partners' capital . . . . . .    $384,020      $326,250
                                                       --------      --------
                                                       $402,159      $344,462
                                                       ========      ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $64,273 and $109,889 of sales
               to related parties (Note 2)  . . . .     $122,488     $153,779
             Interest . . . . . . . . . . . . . . .          720        1,135
                                                        --------     --------
                                                        $123,208     $154,914
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 33,521     $ 36,878
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       36,819       46,893
             General and administrative (Note 2)  .       15,106       11,765
                                                        --------     --------
                                                        $ 85,446     $ 95,536
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 37,762     $ 59,378
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    378     $    593
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income   . .     $ 37,384     $ 58,785
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      9     $     14
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                                        ========     ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $123,981 and $205,957 of sales
               to related parties (Note 2)  . . . .     $232,649     $339,851
             Interest . . . . . . . . . . . . . . .        1,197        1,400
                                                        --------     --------
                                                        $233,846     $341,251
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 76,851     $ 77,695
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       67,734       93,786
             General and administrative (Note 2)  .       31,491       27,438
                                                        --------     --------
                                                        $176,076     $198,919
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 57,770     $142,332
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    578     $  1,423
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income   . .     $ 57,192     $140,909
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     14     $     34
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                                        ========     ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income   . . . . . . . . . . . . .      $57,770     $142,332
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       67,734       93,786
               Increase in accrued oil and gas sales    ( 55,492)   (   6,641)
               Decrease in accounts payable . . . .     (     73)   (   2,435)
                                                         -------     --------
                Net cash provided by operating
                 activities . . . . . . . . . . . .      $69,939     $227,042
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($27,368)   ($  3,321)
                                                         -------     --------
                Net cash used by investing activities   ($27,368)   ($  3,321)
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -      ($207,050)
                                                         -------     --------

                Net cash used by financing activities    $   -      ($207,050)
                                                         -------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $42,571     $ 16,671

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD  . . . . . . . . . . . . . . . . .       39,697       22,690
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $82,268     $ 39,361
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                        June 30,  December 31,
                                                          1995        1994
                                                       ---------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 32,255      $  5,733
             Accounts receivable - Related party  .      15,345           -
             Accrued oil and gas sales, including
               $11,157 and $12,688 due from
               related parties (Note 2) . . . . . .      40,545        40,509
                                                       --------      --------
                Total current assets  . . . . . . .    $ 88,145      $ 46,242

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     145,893       186,746

          DEFERRED CHARGE . . . . . . . . . . . . .      21,036        21,036
                                                       --------      --------
                                                       $255,074      $254,024
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  8,163      $  9,303
                                                       --------      --------
                Total current liabilities . . . . .    $  8,163      $  9,303

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               44 units . . . . . . . . . . . . . .       2,469         2,447
             Limited Partners, issued and outstanding,
               4,330 units  . . . . . . . . . . . .     244,442       242,274
                                                       --------      --------
                Total Partners' capital . . . . . .    $246,911      $244,721
                                                       --------      --------
                                                       $255,074      $254,024
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                         ------       ------
          REVENUES:
             Oil and gas sales, including
               $21,391 and $30,676 of sales
               to related parties (Note 2)  . . . .      $62,851     $182,150
             Interest . . . . . . . . . . . . . . .           49          454
                                                         -------     --------
                                                         $62,900     $182,604
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $27,823     $ 59,229
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       16,902       49,428
             General and administrative (Note 2)  .       14,693       11,072
                                                         -------     --------
                                                         $59,418     $119,729
                                                         -------     --------

          NET INCOME  . . . . . . . . . . . . . . .      $ 3,482     $ 62,875
                                                         =======     ========
          GENERAL PARTNER (1%) - net income . . . .      $    35     $    629
                                                         =======     ========
          LIMITED PARTNERS (99%) - net income . . .      $ 3,447     $ 62,246
                                                         =======     ========
          NET INCOME PER UNIT . . . . . . . . . . .      $     1     $     15
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                                         =======     ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                         ------       ------
          REVENUES:
             Oil and gas sales, including
               $38,168 and $50,574 of sales
               to related parties (Note 2)  . . . .     $130,607     $252,882
             Interest . . . . . . . . . . . . . . .           59          602
                                                        --------     --------
                                                        $130,666     $253,484
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 61,411     $ 95,418
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       35,927       67,147
             General and administrative (Note 2)  .       31,138       26,363
                                                        --------     --------
                                                        $128,476     $188,928
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .      $  2,190    $ 64,556
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $     22     $    646
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $  2,168     $ 63,910
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      1     $     15
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                                        ========     ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .      $ 2,190     $ 64,556
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       35,927       67,147
               Increase in accounts receivable - Related
                Party . . . . . . . . . . . . . . .     ( 15,345)         -
               Increase in accrued oil and gas sales    (     36)   (     532)
               Decrease in deferred charge  . . . .          -         24,817
               Decrease in accounts payable . . . .     (  1,140)   (     721)
                                                         -------     --------
                Net cash provided by operating
                 activities . . . . . . . . . . . .      $21,596     $155,267
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .      $   -      ($  3,733)
             Retirements of oil and gas properties         4,926          -
                                                         -------     --------
                Net cash provided (used) by investing
                  activities  . . . . . . . . . . .      $ 4,926    ($  3,733)
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -      ($109,350)
                                                         -------     --------

                Net cash used by financing activities:   $   -      ($109,350)
                                                         -------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $26,522     $ 42,184

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD  . . . . . . . . . . . . . . . . .        5,733       18,493
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $32,255     $ 60,677
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 the 1985-1 Program incurred such expenses totaling $31,491 and $27,438, respectively, of which $21,420 and $21,420 were paid to Dyco. During the six months ended June 30, 1995 and 1994 the 1985-2 Program incurred such expenses totaling $31,138 and $26,363, respectively, of which $20,136 and $20,136 were paid to Dyco.

             The 1985-2 Program had a receivable from a related party at June 30, 1995 of $15,345. Any interest related to this receivable for the six months ended June 30, 1995 would be insignificant and has not been recorded.

             Affiliates of the Program are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales for the 1985-1 Program totaled $123,981 and $205,957, respectively. At June 30, 1995 accrued oil and gas sales for the 1985-1 Program included $37,424 due from Premier. During the six months ended June 30, 1995 and 1994 these sales for the 1985-2 Program totaled $38,168 and $50,574, respectively. At June 30, 1995 accrued oil and gas sales for the 1985-2 Program included $11,157 due from Premier.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

               The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

               1985-1 Program

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                 Three months ended June 30,
                                                 --------------------------
                                                       1995      1994
                                                       ----      ----
                  Oil and gas sales                  $122,498   $153,779
                  Oil and gas production expenses    $ 33,521   $ 36,878
                  Barrels produced                      1,751      2,148
                  Mcf produced                         67,099     67,237
                  Average price/Bbl                  $  20.07   $  17.36
                  Average price/Mcf                  $   1.30   $   1.73

               As shown in the table above, oil and natural gas sales decreased 20.3% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decrease in volumes of oil sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil sold decreased 397 barrels, while the volumes of natural gas sold remained relatively constant for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Average oil prices increased to $20.07 per barrel for the three months ended June 30, 1995 from $17.36 per barrel for the three months ended June 30, 1994, while natural gas prices decreased to an average of $1.30 per Mcf for the three months ended June 30, 1995 from an average of $1.73 per Mcf for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,357 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily due to a decrease in production taxes primarily from the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 27.4% for the three months ended June 30, 1995 from 24.0% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $10,074 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily a result of an upward revision in the estimate of the 1985-1 Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense remained relatively constant at 30.1% for the three months ended June 30, 1995 compared to 30.5% for the three months ended June 30, 1994.

               General and administrative expenses increased $3,341 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The dollar increase resulted primarily from an increase in the 1985-1 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 12.3% for the three months ended June 30, 1995 from 7.7% for the three months ended June 30, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the similar period in 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

                                                  Six months ended June 30,
                                                  -------------------------
                                                       1995     1994
                                                       ----     ----
                  Oil and gas sales                  $232,649  $339,851
                  Oil and gas production expenses    $ 76,851  $ 77,695
                  Barrels produced                      3,930     4,873
                  Mcf produced                        118,634   138,812
                  Average price/Bbl                  $  19.28  $  16.90
                  Average price/Mcf                  $   1.32  $   1.86

               As shown in the table above, oil and natural gas sales decreased 31.5% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted from the decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 943 barrels and 20,178 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in the volumes of natural gas sold was primarily a result of a clerical error made by a purchaser in a prior year which was recouped by the purchaser during the six months ended June 30, 1995. Average oil prices increased to $19.28 per barrel for the six months ended June 30, 1995 from $16.90 per barrel for the six months ended June 30, 1994, while average natural gas prices decreased to $1.32 per Mcf for the six months ended June 30, 1995 from $1.86 per Mcf for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 33.0% for the six months ended June 30, 1995 from 22.9% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $26,052 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily a result of an upward revision in the estimate of the 1985-1 Program's remaining oil and natural gas reserves and the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased slightly to 29.1% for the six months ended June 30, 1995 from 27.6% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               General and administrative expenses increased $4,053 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The dollar increase resulted primarily from an increase in the 1985-1 Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 13.5% for the six months ended June 30, 1995 from 8.1% for the six months ended June 30, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the similar period in 1994.

               1985-2 Program

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                 Three months ended June 30,
                                                 --------------------------
                                                    1995        1994
                                                    ----        ----
                  Oil and gas sales                $62,851   $182,150
                  Oil and gas production expenses  $27,823   $ 59,229
                  Barrels produced                   1,638      2,544
                  Mcf produced                      24,628     64,879
                  Average price/Bbl                $ 18.07   $  16.11
                  Average price/Mcf                $  1.35   $   2.18

               As shown in the table above, oil and natural gas sales decreased 65.5% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease resulted primarily from the decrease in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased 906 barrels and 40,251 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease in volumes of natural gas sold was primarily a result of a gas balancing adjustment on one of the 1985-2 Program's wells during the three months ended June 30, 1994. Average oil prices increased to $18.07 per barrel for the three months ended June 30, 1995 from $16.11 per barrel for the three months ended June 30, 1994, while average natural gas prices decreased to $1.35 per Mcf for the three months ended June 30, 1995 from $2.18 per Mcf for three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,406 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to

               44.3% for the three months ended June 30, 1995 from 32.5% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $32,526 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily due to an upward revision in the estimate of the 1985-2 Program's remaining oil and natural gas reserves and the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 26.9% for the three months ended June 30, 1995 as compared to 27.1% for the three months ended June 30, 1994.

               General and administrative expenses increased $3,621 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The dollar increase resulted primarily from an increase in the 1985-2 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 23.4% for the three months ended June 30, 1995 from 6.1% for the three months ended June 30, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses as discussed above and the decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE
               30, 1994.

                                                  Six months ended June 30,
                                                  ------------------------
                                                      1995       1994
                                                      ----       ----
                  Oil and gas sales                 $130,607   $252,882
                  Oil and gas production expenses   $ 61,411   $ 95,418
                  Barrels produced                     4,068      5,134
                  Mcf produced                        44,825     83,278
                  Average price/Bbl                 $  17.64   $  15.16
                  Average price/Mcf                 $   1.31   $   2.10

               As shown in the table above, oil and natural gas sales decreased 48.4% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease resulted primarily from the decrease in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 1,066 barrels and 38,453 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in volumes of natural gas sold was primarily a result of a gas balancing adjustment on one of the 1985-2 Program's wells during the six months ended June 30, 1994. Average oil prices increased to $17.64 per barrel for the six months ended June 30, 1995 from $15.16 per barrel for the six months ended June 30, 1994, while average natural gas prices decreased to $1.31 per Mcf during the six months ended June 30, 1995 from $2.10 per Mcf for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,007 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 47.0% for the six months ended June 30, 1995 from 37.7% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $31,220 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily due to an upward revision in the estimate of the 1985-2 Program's remaining oil and natural gas reserves and the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 27.5% for the six months ended June 30, 1995 compared to 26.6% for the six months ended June 30, 1994.

               General and administrative expenses increased $4,775 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The dollar increase resulted primarily from an increase in the 1985-2 Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 23.8% for the six months ended June 30, 1995 from 10.4% for the six months ended June 30, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses as discussed above and the decreases in the volumes of oil and gas sold and a decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




          Date:     August 14, 1995     By:      /s/Dennis R. Neill
                                             ---------------------------
                                                       (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



          Date:     August 14, 1995     By:        /s/Patrick M. Hall
                                                       (Signature)
                                             --------------------------
                                             Patrick M. Hall
                                             Senior Vice President -
                                              Controller
                                             Principal Accounting Officer