Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1995-08-28
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1995                    2-92702    (1985-1)
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



                       (918) 583-1791
           ---------------------------------------------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) hasbeen subject tosuch filing requirementsfor the past 90days.

                         Yes   X          No
                              ----           ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 60,143      $ 39,697
             Accrued oil and gas sales, including
               $31,262 and $18,859 due from
               related parties (Note 2) . . . . . .      41,144        25,179
                                                       --------      --------
                Total current assets  . . . . . . .    $101,287      $ 64,876

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     264,273       279,586
                                                       --------      --------
                                                       $365,560      $344,462
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  9,245      $  8,155
                                                       --------      --------
                Total current liabilities . . . . .    $  9,245      $  8,155

          ACCRUED LIABILITY . . . . . . . . . . . .      10,057        10,057

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               41 units . . . . . . . . . . . . . .       3,462         3,262
             Limited Partners, issued and outstanding,
               4,100 units  . . . . . . . . . . . .     342,796       322,988
                                                       --------      --------
                Total Partners' capital . . . . . .    $346,258      $326,250
                                                       --------      --------
                                                       $365,560      $344,462
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995          1994
                                                        --------     ---------

          REVENUES:
             Oil and gas sales, including
               $59,708 and $96,068 of sales
               to related parties (Note 2)  . . . .     $110,161     $186,072
             Interest . . . . . . . . . . . . . . .          477          265
                                                        --------     --------
                                                        $110,638     $186,337
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 43,330     $ 40,817
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    30,915       46,893
             General and administrative (Note 2)  .       16,385       15,673
                                                        --------     --------
                                                        $ 90,630     $103,383
                                                        --------     --------
          NET INCOME  . . . . . . . . . . . . . . .     $ 20,008     $ 82,954
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    200     $    830
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income   . .     $ 19,808     $ 82,124
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      5     $     20
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income   . . . . . . . . . . . . .      $20,008     $ 82,954
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties  . . . . . .    30,915       46,893
               Increase in accrued oil and gas sales    ( 15,965)   (  35,014)
               Increase (decrease) in accounts payable     1,090    (     148)
                                                         -------     --------
                Net cash provided by operating
                 activities                              $36,048     $ 94,685
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($15,602)   ($  2,211)
                                                         -------     --------
                Net cash used by investing activities   ($15,602)   ($  2,211)
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities    $   -       $    -
                                                         -------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $20,446     $ 92,474

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                          39,697       22,690
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $60,143     $115,164
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ------------------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 16,446      $  5,733
             Accounts receivable - Related party  .       8,485           -
             Accrued oil and gas sales, including
               $9,052 and $12,688 due from
               related parties (Note 2) . . . . . .      38,913        40,509
                                                       --------      --------
                Total current assets  . . . . . . .    $ 63,844      $ 46,242

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     167,721       186,746

          DEFERRED CHARGE . . . . . . . . . . . . .      21,036        21,036
                                                       --------      --------
                                                       $252,601      $254,024
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  9,172      $  9,303
                                                       --------      --------
                Total current liabilities . . . . .    $  9,172      $  9,303

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               44 units . . . . . . . . . . . . . .       2,434         2,447
             Limited Partners, issued and outstanding,
               4,330 units  . . . . . . . . . . . .     240,995       242,274
                                                       --------      --------
                Total Partners' capital . . . . . .    $243,429      $244,721
                                                       --------      --------
                                                       $252,601      $254,024
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                       ---------      --------

          REVENUES:
             Oil and gas sales, including
               $16,777 and $19,898 of sales
               to related parties (Note 2)  . . . .      $67,756     $ 70,732
             Interest . . . . . . . . . . . . . . .           10          148
                                                         -------     --------
                                                         $67,766     $ 70,880
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $33,588     $ 36,189
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    19,025       17,719
             General and administrative (Note 2)  .       16,445       15,291
                                                         -------     --------
                                                         $69,058     $ 69,199
                                                         -------     --------
          NET (LOSS) INCOME   . . . . . . . . . . .     ($ 1,292)    $  1,681
                                                         =======     ========
          GENERAL PARTNER (1%) - net (loss) income      ($    13)    $     17
                                                         =======     ========
          LIMITED PARTNERS (99%) - net (loss) income    ($ 1,279)    $  1,664
                                                         =======     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($   .30)    $    .38
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                           1995        1994
                                                         --------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($ 1,292)     $ 1,681
             Adjustments to reconcile net (loss) income
               to net cash provided by operating
               activities:
               Depreciation, depletion, and amortization
                 of oil and gas properties . . . . . .    19,025       17,719
               Increase in accounts receivable - Related
                 party                                  (  8,485)         -
               Decrease in accrued oil and gas sales       1,596        2,333
               Decrease in accounts payable . . . .     (    131)    (     16)
                                                         -------      -------
                Net cash provided by operating
                 activities                              $10,713      $21,717
                                                         -------      -------
          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .      $   -       ($ 2,485)
                                                         -------      -------
                Net cash used by investing activities    $   -       ($ 2,485)
                                                         -------      -------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities:   $   -        $   -
                                                         -------      -------
          NET INCREASE IN CASH AND CASH EQUIVALENTS      $10,713      $19,232

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                           5,733       18,493
                                                         -------      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $16,446      $37,725
                                                         =======      =======

                      The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 the 1985-1 Program incurred such expenses totaling $16,385 and $15,673, respectively, of which $10,710 and $10,710 were paid to Dyco. During the three months ended March 31, 1995 and 1994 the 1985-2 Program incurred such expenses totaling $16,445 and $15,291, respectively, of which $10,068 and $10,068 were paid to Dyco.

             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales for the 1985-1 Program totaled $59,708 and $96,068, respectively. At March 31, 1995 accrued oil and gas sales for the 1985-1 Program included $31,262 due from Premier. During the three months ended March 31, 1995 and 1994 these sales for the 1985-2 Program totaled $16,777 and $19,898, respectively. At March 31, 1995 accrued oil and gas sales for the 1985-2 Program included $9,052 due from Premier.

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

          RESULTS OF OPERATIONS
          ---------------------

               1985-1 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                                 Three Months ended March 31,
                                                 ----------------------------
                                                      1995          1994
                                                      ----          ----
                  Oil and gas sales                 $110,161      $186,072
                  Oil and gas production expenses   $ 43,330      $ 40,817
                  Barrels produced                     2,179         2,725
                  Mcf produced                        51,535        71,575
                  Average price/Bbl                 $  18.65      $  16.53
                  Average price/Mcf                 $   1.35      $   1.97

               As shown in the above table, oil and natural gas sales decreased 40.8% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 546 barrels and 20,040 Mcf for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The decrease in the volumes of natural gas sold was primarily a result of a clerical error made by a purchaser in a prior year which was recouped by the purchaser during the three months ended March 31, 1995. Average oil prices increased to $18.65 per barrel for the three months ended March 31, 1995 from $16.53 per barrel for the three months ended March 31, 1994, while average natural gas prices decreased to $1.35 per Mcf for the three months ended March 31, 1995 from $1.97 per Mcf for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased slightly by $2,513 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase resulted primarily from workover charges on several wells during the three months ended March 31, 1995 to improve the recovery of reserves, partially offset by lower production taxes resulting from the decrease in the volumes and average price of natural gas sold. As a percentage of oil and gas sales, these expenses increased to 39.3% for the three months ended March 31, 1995 from 21.9% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $15,978 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense increased to 28.1% for the three months ended March 31, 1995 from 25.2% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses increased slightly by $712 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 14.8% for the three months ended March 31, 1995 from 8.4% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               1985-2 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                                  Three Months ended March 31,
                                                  ----------------------------
                                                      1995         1994
                                                      ----         ----
                  Oil and gas sales                 $67,756       $70,732
                  Oil and gas production expenses   $33,588       $36,189
                  Barrels produced                    2,430         2,590
                  Mcf produced                       20,197        18,399
                  Average price/Bbl                 $ 17.35       $ 14.23
                  Average price/Mcf                 $  1.27       $  1.84

               As shown in the table, oil and natural gas sales decreased slightly by 4.2% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease resulted primarily from the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Volumes of oil and natural gas sold remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Average oil prices increased to $17.35 per barrel for the three months ended March 31, 1995 from $14.23 per barrel for the three months ended March 31, 1994, while average natural gas prices decreased to $1.27 per Mcf during the three months ended March 31, 1995 from $1.84 per Mcf for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased slightly by $2,601 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 49.6% for the three months ended March 31, 1995 compared to 51.2% for the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased slightly by $1,306 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased slightly to 28.1% for the three months ended March 31, 1995 from 25.1% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses increased slightly by $1,154 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased slightly to 24.3% for the three months ended March 31, 1995 from 21.6% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                                   DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                                   PARTNERSHIP
                                   DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                                   PARTNERSHIP

                                               (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




 Date:     August 28, 1995         By:  /s/Dennis R. Neill
                                        --------------------
                                            (Signature)
                                        Dennis R. Neill
                                        Senior Vice President


Date:     August 28, 1995          By:  /s/Patrick M. Hall
                                        --------------------
                                           (Signature)
                                        Patrick M. Hall
                                        Senior Vice President -
                                        Controller
                                        Principal Accounting Officer