Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1995-11-14
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                   2-92702    (1985-1)
                                           2-92702-01 (1985-2)


                    DYCO 1985 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                          41-1498087 (1985-1)
            Minnesota                     41-1498086 (1985-2)
(State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)              Number)




    Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
    ---------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)



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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                          ------------ -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 22,694      $ 39,697
   Accrued oil and gas sales, including
     $36,335 and $18,859 due from
     related parties (Note 2) . . . . . .      46,675        25,179
                                             --------      --------
      Total current assets  . . . . . . .    $ 69,369      $ 64,876

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     113,408       279,586
                                             --------      --------
                                             $182,777      $344,462
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  7,718      $  8,155
                                             --------      --------
      Total current liabilities . . . . .    $  7,718      $  8,155

ACCRUED LIABILITY . . . . . . . . . . . .      10,057        10,057

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     41 units . . . . . . . . . . . . . .       1,650         3,262
   Limited Partners, issued and outstanding,
     4,100 units  . . . . . . . . . . . .     163,352       322,988
                                             --------      --------
      Total Partners' capital . . . . . .    $165,002      $326,250
                                             --------      --------
                                             $182,777      $344,462
                                             ========      ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $52,305 and $67,579 of sales
     to related parties (Note 2)  . . . .     $ 79,977      $86,154
   Interest . . . . . . . . . . . . . . .          981          523
                                              --------      -------
                                              $ 80,958      $86,677
                                              --------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 37,899      $32,022
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    24,304       21,832
   Provision to reduce carrying value of
     oil and gas properties (Note 1)  . .      101,580          -
   General and administrative (Note 2)  .       11,963       12,408
                                              --------      -------
                                              $175,746      $66,262
                                              --------      -------

NET (LOSS) INCOME . . . . . . . . . . . .    ($ 94,788)     $20,415
                                              ========      =======
GENERAL PARTNER (1%) - net (loss) income     ($    948)     $   204
                                              ========      =======
LIMITED PARTNERS (99%) - net (loss) income   ($ 93,840)     $20,211
                                              ========      =======
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($     23)     $     5
                                              ========      =======
UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                              ========      =======

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $176,286 and $273,536 of sales
     to related parties (Note 2)  . . . .     $312,626     $426,005
   Interest . . . . . . . . . . . . . . .        2,178        1,923
                                              --------     --------
                                              $314,804     $427,928
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $114,750     $109,717
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    92,038      115,618
   Provision to reduce carrying value of
     oil and gas properties (Note 1)  . .      101,580          -
   General and administrative (Note 2)  .       43,454       39,846
                                              --------     --------
                                              $351,822     $265,181
                                              --------     --------

NET (LOSS) INCOME . . . . . . . . . . . .    ($ 37,018)    $162,747
                                              ========     ========
GENERAL PARTNER (1%) - net (loss) income     ($    370)    $  1,627
                                              ========     ========
LIMITED PARTNERS (99%) - net (loss) income   ($ 36,648)    $161,120
                                              ========     ========
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      9)    $     39
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income  . . . . . . . . . .    ($ 37,018)    $162,747
   Adjustments to reconcile net (loss) income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties  . . . .   92,038      115,618
     Provision to reduce carrying value of
      oil and gas properties  . . . . . .      101,580          -
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (  21,496)      19,612
     Decrease in accounts payable . . . .    (     437)   (   2,410)
                                              --------     --------
      Net cash provided by operating
       activities                             $134,667     $295,567
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($ 27,440)   ($  3,321)
   Retirements of oil and gas properties           -          4,455
                                              --------     --------
      Net cash (used) provided by investing
        activities  . . . . . . . . . . .    ($ 27,440)    $  1,134
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($124,230)   ($289,870)
                                              --------     --------

      Net cash used by financing activities  ($124,230)   ($289,870)
                                              --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($ 17,003)    $  6,831

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                       39,697       22,690
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 22,694     $ 29,521
                                              ========     ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                           -----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 66,133      $  5,733
   Accrued oil and gas sales, including
     $11,183 and $12,688 due from
     related parties (Note 2) . . . . . .      54,009        40,509
                                             --------      --------
      Total current assets  . . . . . . .    $120,142      $ 46,242

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      42,425       186,746

DEFERRED CHARGE . . . . . . . . . . . . .      21,036        21,036
                                             --------      --------
                                             $183,603      $254,024
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  8,089      $  9,303
                                             --------      --------
      Total current liabilities . . . . .    $  8,089      $  9,303

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     44 units . . . . . . . . . . . . . .       1,755         2,447
   Limited Partners, issued and outstanding,
     4,330 units  . . . . . . . . . . . .     173,759       242,274
                                             --------      --------
      Total Partners' capital . . . . . .    $175,514      $244,721
                                             --------      --------
                                             $183,603      $254,024
                                             ========      ========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995        1994
                                              --------    ---------

REVENUES:
   Oil and gas sales, including
     $16,127 and $20,500 of sales
     to related parties (Note 2)  . . . .     $ 78,684      $67,572
   Interest . . . . . . . . . . . . . . .          393          610
                                              --------      -------
                                              $ 79,077      $68,182
                                              --------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 35,625      $32,186
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . . . .     22,870       11,432
   Provision to reduce carrying value of
     oil and gas properties (Note 1)  . .       80,598          -
   General and administrative (Note 2)  .       11,381       11,821
                                              --------      -------
                                              $150,474      $55,439
                                              --------      -------

NET (LOSS) INCOME   . . . . . . . . . . .    ($ 71,397)     $12,743
                                              ========      =======
GENERAL PARTNER (1%) - net (loss) income     ($    714)     $   127
                                              ========      =======
LIMITED PARTNERS (99%) - net (loss) income   ($ 70,683)     $12,616
                                              ========      =======
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($     17)     $     3
                                              ========      =======
UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                              ========      =======


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                              ---------   ---------

REVENUES:
   Oil and gas sales, including
     $54,295 and $71,074 of sales
     to related parties (Note 2)  . . . .     $209,291     $320,454
   Interest . . . . . . . . . . . . . . .          452        1,212
                                              --------     --------
                                              $209,743     $321,666
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 97,036     $127,604
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    58,797       78,579
   Provision to reduce carrying value of
     oil and gas properties (Note 1)  . .       80,598          -
   General and administrative (Note 2)  .       42,519       38,184
                                              --------     --------
                                              $278,950     $244,367
                                              --------     --------

NET (LOSS) INCOME   . . . . . . . . . . .    ($ 69,207)    $ 77,299
                                              ========     ========
GENERAL PARTNER (1%) - net (loss) income     ($    692)    $    773
                                              ========     ========
LIMITED PARTNERS (99%) - net (loss) income   ($ 68,515)    $ 76,526
                                              ========     ========
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($     16)    $     18
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income  . . . . . . . . . .      ($69,207)   $ 77,299
   Adjustments to reconcile net (loss) income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties  . . .      58,797      78,579
     Provision to reduce carrying value of
      oil and gas properties  . . . . . .        80,598          -
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .      ( 13,500)      2,447
     Decrease in deferred charge  . . . .          -         24,817
     Decrease in accounts payable . . . .      (  1,214)  (   1,332)
                                               -------     --------
      Net cash provided by operating
        activities                              $55,474    $181,810
                                               -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .      $   -      ($  3,733)
   Retirements of oil and gas properties         4,926          -
                                               -------     --------
      Net cash provided (used) by investing
        activities  . . . . . . . . . . .      $ 4,926    ($  3,733)
                                               -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .      $   -      ($109,350)
                                               -------     --------

      Net cash used by financing activities:   $   -      ($109,350)
                                               -------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS      $60,400     $ 68,727

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                        5,733       18,493
                                               -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $66,133     $ 87,220
                                               =======     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

   The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

   OIL AND GAS PROPERTIES
   ----------------------

   Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995, the unamortized cost of oil and gas properties exceeded the full cost ceiling by $101,580 on the 1985-1 Program and by $80,598 on the 1985-2 Program. These excesses were charged to expense during the three and nine months ended September 30, 1995. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 the 1985-1 Program incurred such expenses totaling $11,963 and $12,408, respectively, of which $10,710 and $10,710 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1985-1 Program incurred such expenses totaling $43,454 and $39,846, respectively, of which $32,130 and $32,130 were paid to Dyco. During the three months ended September 30, 1995 and 1994 the 1985-2 Program incurred such expenses totaling $11,381 and $11,821, respectively, of which $10,068 and $10,068 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1985-2 Program incurred such expenses totaling $42,519 and $38,184, respectively, of which $30,204 and $30,204 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales for the 1985-1 Program totaled $52,305 and $67,579, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1985-1 Program totaled $176,286 and $273,536, respectively. At September 30, 1995 accrued oil and gas sales for the 1985-1 Program included $36,335 due from Premier. During the three months ended September 30, 1995 and 1994 these sales for the 1985-2 Program totaled $16,127 and $20,500, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1985-2 Program totaled $54,295 and $71,074, respectively. At September 30, 1995 accrued oil and gas sales for the 1985-2 Program included $11,183 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a
     positive  economic  impact.   Over  the last  several  years, the
     domestic energy industry and the Programs have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
---------------------

     1985-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                  --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales              $79,977        $86,154
        Oil and gas production
         expenses                      $37,899        $32,022
        Barrels produced                 1,013            508
        Mcf produced                    50,853         53,334
        Average price/Bbl              $ 17.30        $ 15.67
        Average price/Mcf              $  1.23        $  1.47

     As shown in the table above, oil and natural gas sales decreased 7.2% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted from the decrease in both the volumes and average price of natural gas sold, partially offset by an increase in the volumes and average price of oil sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of natural gas sold decreased slightly by 2,481 Mcf for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994, while volumes of oil sold increased 505 barrels for the similar period of comparison. The increase in the volumes of oil sold resulted primarily from significant positive prior period volume adjustments from a purchaser on one of the 1985-1 Program's wells during the three months ended September 30, 1995. Average natural gas prices decreased to $1.23 per Mcf for the three months ended September 30, 1995 from $1.47 per Mcf for the three months ended September 30, 1994, while average oil prices increased to $17.30 per barrel for the three months ended September 30, 1995 from $15.67 per barrel for the three months ended September 30, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $5,877 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase resulted from an increase in general repair and maintenance expenses during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 47.3% for the three months ended September 30, 1995 from 37.2% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $2,472 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of (i) an increase in the volumes of oil sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 and (ii) the increase in oil and gas properties subject to amortization as a result of recent recompletion and workover activities on an existing well in order to improve the recovery of future reserves. As a percentage of oil and gas sales, this expense increased to 30.4% for the three months ended September
     30, 1995 compared to 25.3% for the three months ended September 30, 1994. This percentage increase resulted primarily from the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     As a result of recent declines in natural gas prices, the 1985-1 Program has recognized a non-cash charge against earnings of $101,580 during the three months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the three months ended September 30, 1994.

     General and administrative expenses decreased slightly by $445 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 15.0% for the three months ended September 30, 1995 compared to 14.4% for the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                Nine months ended September 30,
                                -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $312,626       $426,005
        Oil and gas production
          expenses                    $114,750       $109,717
        Barrels produced                 4,943          5,381
        Mcf produced                   169,487        192,146
        Average price/Bbl             $  18.88       $  16.78
        Average price/Mcf             $   1.29       $   1.75

     As shown in the table, oil and natural gas sales decreased 26.6% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted from the decrease in volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 438 barrels and 22,659 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of oil sold resulted from positive prior period adjustments on one well during the nine months ended September 30, 1994. The decrease in the volumes of natural gas sold was primarily a result of a clerical error made by a purchaser in a prior year which was recouped by the purchaser during the nine months ended September 30, 1995. Average oil prices increased to $18.88 per barrel for the nine months ended September 30, 1995 from $16.78 per barrel for the nine months ended September 30, 1994, while natural gas prices decreased to an average of $1.29 per Mcf for the nine months ended September 30, 1995 from an average of $1.75 per Mcf for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,033 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in general repair and maintenance expenses during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 36.7% for the nine months ended September 30, 1995 from 25.8% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $23,580 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 29.4% for the nine months ended September 30, 1995 from 27.1% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     As a result of recent declines in natural gas prices, the 1985-1 Program has recognized a non-cash charge against earnings of $101,580 during the nine months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the nine months ended September 30, 1994.

     General and administrative expenses increased $3,608 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase resulted primarily from an increase in the 1985-1 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 13.9% for the nine months ended September 30, 1995 from 9.4% for the nine months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the similar period in 1994.

     1985-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales              $78,684        $67,572
        Oil and gas production
          expenses                     $35,625        $32,186
        Barrels produced                 2,136          2,129
        Mcf produced                    38,459         20,907
        Average price/Bbl              $ 17.31        $ 16.90
        Average price/Mcf              $  1.08        $  1.51

     As shown in the table, oil and natural gas sales increased 16.4% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The increase resulted primarily from the increase in the volumes of natural gas sold, partially offset by a decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of natural gas sold increased 17,552 Mcf for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994, while volumes of oil sold remained relatively constant for the similar period of comparison. The increase in volumes of natural gas sold was primarily a result of positive prior period volume adjustments from a purchaser on one well during the three months ended September 30, 1995. Average oil prices increased to $17.31 per barrel for the three months ended September 30, 1995 from $16.90 per barrel for the three months ended September 30, 1994, while average natural gas prices decreased to $1.08 per Mcf for the three months ended September 30, 1995 from $1.51 per Mcf for the three months ended September 30, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $3,439 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase resulted from an increase in general repair and maintenance expenses during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 45.3% for the three months ended September 30, 1995 from 47.6% for the three months ended September 30, 1994. This percentage decrease was primarily due to the increase in the volumes of natural gas sold, partially offset by the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $11,438 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily the result of the increase in the volumes of natural gas sold during the three months ended
     September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 29.1% for the three months ended September 30, 1995 compared to 16.9% for the three months ended September 30, 1994. This percentage increase resulted primarily from the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     As a result of recent declines in natural gas prices, the 1985-2 Program has recognized a non-cash charge against earnings of $80,598 during the three months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the three months ended September 30, 1994.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 14.5% for the three months ended September 30, 1995 from 17.5% for the three months ended September 30, 1994. This percentage decrease was primarily due to the increase in the volumes of natural gas sold, partially offset by the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                   ------------------------------------
                                        1995             1994
                                        ----             ----
        Oil and gas sales             $209,291       $320,454
        Oil and gas production
          expenses                    $ 97,036       $127,604
        Barrels produced                 6,204          7,263
        Mcf produced                    83,284        104,185
        Average price/Bbl             $  17.52       $  15.67
        Average price/Mcf             $   1.21       $   1.98

     As shown in the table, oil and natural gas sales decreased 34.7% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease resulted from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 1,059 barrels and 20,901 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in volumes of natural gas sold was primarily a result of revenues received which were associated with a gas balancing adjustment on one of the 1985-2 Program's wells during the nine months ended September 30, 1994. Average oil prices increased to $17.52 per barrel for the nine months ended September 30, 1995 from $15.67 per barrel for the nine months ended September 30, 1994, while average natural gas prices decreased to $1.21 per Mcf for the nine months ended September 30, 1995 from $1.98 per Mcf for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $30,568 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 46.4% for the nine months ended September 30, 1995 from 39.8% for nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,782 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 28.1% for the nine months ended September 30, 1995 from 24.5% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     As a result of recent declines in natural gas  prices, the 1985-2

     Program has recognized a non-cash charge against earnings of $80,598 during the nine months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the nine months ended September 30, 1994.

     General and administrative expenses increased $4,335 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase resulted primarily from an increase in the 1985-2 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 20.3% for the nine months ended September 30, 1995 from 11.9% for the nine months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses as discussed above and the decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                         DYCO  OIL  AND  GAS  PROGRAM  1985-1  LIMITED
                            PARTNERSHIP
                         DYCO  OIL  AND  GAS  PROGRAM  1985-2  LIMITED
                            PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date: November 13, 1995  By:       /s/Dennis R. Neill
                             --------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date: November 13, 1995  By:       /s/Patrick M. Hall
                             --------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer