Form 10-Q/A
period 1995-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1996-02-20
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q/A
                            AMENDMENT NO. 1


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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                          ------------ -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 22,694      $ 39,697
   Accrued oil and gas sales, including
     $36,335 and $18,859 due from
     related parties (Note 2) . . . . . .      46,675        25,179
                                             --------      --------
      Total current assets  . . . . . . .    $ 69,369      $ 64,876

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     169,726       279,586
                                             --------      --------
                                             $239,095      $344,462
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  7,718      $  8,155
                                             --------      --------
      Total current liabilities . . . . .    $  7,718      $  8,155

ACCRUED LIABILITY . . . . . . . . . . . .      10,057        10,057

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     41 units . . . . . . . . . . . . . .       2,213         3,262
   Limited Partners, issued and outstanding,
     4,100 units  . . . . . . . . . . . .     219,107       322,988
                                             --------      --------
      Total Partners' capital . . . . . .    $221,320      $326,250
                                             --------      --------
                                             $239,095      $344,462
                                             ========      ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $52,305 and $67,579 of sales
     to related parties (Note 2)  . . . .     $ 79,977      $86,154
   Interest . . . . . . . . . . . . . . .          981          523
                                              --------      -------
                                              $ 80,958      $86,677
                                              --------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 37,899      $32,022
   Depreciation, depletion, and amortization of
     oil and gas properties . . . . . . .       24,304       21,832
   Valuation allowance for oil and gas
     properties (Note 1)  . . . . . . . .       45,262          -
   General and administrative (Note 2)  .       11,963       12,408
                                              --------      -------
                                              $119,428      $66,262
                                              --------      -------

NET (LOSS) INCOME . . . . . . . . . . . .    ($ 38,470)     $20,415
                                              ========      =======
GENERAL PARTNER (1%) - net (loss) income     ($    385)     $   204
                                              ========      =======
LIMITED PARTNERS (99%) - net (loss) income   ($ 38,085)     $20,211
                                              ========      =======
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      9)     $     5
                                              ========      =======
UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                              ========      =======

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $176,286 and $273,536 of sales
     to related parties (Note 2)  . . . .     $312,626     $426,005
   Interest . . . . . . . . . . . . . . .        2,178        1,923
                                              --------     --------
                                              $314,804     $427,928
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $114,750     $109,717
   Depreciation, depletion, and amortization of
     oil and gas properties . . . . . . .       92,038      115,618
   Valuation allowance for oil and gas
     properties (Note 1)  . . . . . . . .       45,262          -
   General and administrative (Note 2)  .       43,454       39,846
                                              --------     --------
                                              $295,504     $265,181
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 19,300     $162,747
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    193     $  1,627
                                              ========     ========
LIMITED PARTNERS (99%) - net income   . .     $ 19,107     $161,120
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      5     $     39
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . .     $ 19,300     $162,747
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties  . . . . . .    92,038      115,618
     Valuation allowance for oil and gas
      properties  . . . . . . . . . . . .       45,262          -
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (  21,496)      19,612
     Decrease in accounts payable . . . .    (     437)   (   2,410)
                                              --------     --------
      Net cash provided by operating
        activities  . . . . . . . . . . .     $134,667     $295,567
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($ 27,440)   ($  3,321)
   Retirements of oil and gas properties           -          4,455
                                              --------     --------
      Net cash (used) provided by investing
        activities  . . . . . . . . . . .     ($ 27,440)   $  1,134
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($124,230)   ($289,870)
                                              --------     --------

      Net cash used by financing
         activities . . . . . . . . . . .    ($124,230)   ($289,870)
                                              --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($ 17,003)    $  6,831

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD  . . . . . . . . . . . . . .       39,697       22,690
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD  . . . . . . . . . . . . . .     $ 22,694     $ 29,521
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                           -----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 66,133      $  5,733
   Accrued oil and gas sales, including
     $11,183 and $12,688 due from
     related parties (Note 2) . . . . . .      54,009        40,509
                                             --------      --------
      Total current assets  . . . . . . .    $120,142      $ 46,242

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     123,023       186,746

DEFERRED CHARGE . . . . . . . . . . . . .      21,036        21,036
                                             --------      --------
                                             $264,201      $254,024
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  8,089      $  9,303
                                             --------      --------
      Total current liabilities . . . . .    $  8,089      $  9,303

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     44 units . . . . . . . . . . . . . .       2,561         2,447
   Limited Partners, issued and outstanding,
     4,330 units  . . . . . . . . . . . .     253,551       242,274
                                             --------      --------
      Total Partners' capital . . . . . .    $256,112      $244,721
                                             --------      --------
                                             $264,201      $254,024
                                             ========      ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995        1994
                                              --------    ---------

REVENUES:
   Oil and gas sales, including
     $16,127 and $20,500 of sales
     to related parties (Note 2)  . . . .     $ 78,684      $67,572
   Interest . . . . . . . . . . . . . . .          393          610
                                              --------      -------
                                              $ 79,077      $68,182
                                              --------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 35,625      $32,186
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       22,870       11,432
   General and administrative (Note 2)  .       11,381       11,821
                                              --------      -------
                                              $ 69,876      $55,439
                                              --------      -------

NET INCOME  . . . . . . . . . . . . . . .      $  9,201     $12,743
                                              ========      =======
GENERAL PARTNER (1%) - net income . . . .     $     92      $   127
                                              ========      =======
LIMITED PARTNERS (99%) - net income . . .     $  9,109      $12,616
                                              ========      =======
NET INCOME PER UNIT . . . . . . . . . . .     $      2      $     3
                                              ========      =======
UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                              ========      =======

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ---------

REVENUES:
   Oil and gas sales, including
     $54,295 and $71,074 of sales
     to related parties (Note 2)  . . . .     $209,291     $320,454
   Interest . . . . . . . . . . . . . . .          452        1,212
                                              --------     --------
                                              $209,743     $321,666
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 97,036     $127,604
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       58,797       78,579
   General and administrative (Note 2)  .       42,519       38,184
                                              --------     --------
                                              $198,352     $244,367
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .      $ 11,391    $ 77,299
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    114     $    773
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 11,277     $ 76,526
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      3     $     18
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                              ========     ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . .       $11,391    $ 77,299
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       58,797       78,579
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .     ( 13,500)       2,447
     Decrease in deferred charge  . . . .          -         24,817
     Decrease in accounts payable . . . .     (  1,214)   (   1,332)
                                               -------     --------
      Net cash provided by operating
       activities . . . . . . . . . . . .      $55,474     $181,810
                                               -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .      $   -      ($  3,733)
   Retirements of oil and gas properties         4,926          -
                                               -------     --------
      Net cash provided (used) by investing
        activities  . . . . . . . . . . .      $ 4,926    ($  3,733)
                                               -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .      $   -      ($109,350)
                                               -------     --------

      Net cash used by financing
    activities: . . . . . . . . . . . . .      $   -      ($109,350)
                                               -------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS      $60,400     $ 68,727

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD . . . . . . . . . . . . . . . .        5,733       18,493
                                               -------     --------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD . . . . . . . . . . . . . . . .      $66,133     $ 87,220
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

   OIL AND GAS PROPERTIES
   ----------------------

   Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995, the unamortized cost of oil and gas properties exceeded the full cost ceiling by $45,262 on the 1985-1 Program. This excess was charged to expense during the three and nine months ended September 30, 1995. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

     As a result of recent declines in natural gas prices, the 1985-1 Program has recognized a non-cash charge against earnings of $45,262 during the three months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the three months ended September 30, 1994.

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

     As a result of recent declines in natural gas prices, the 1985-1 Program has recognized a non-cash charge against earnings of $45,262 during the nine months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     February 20, 1996        By:        /s/Dennis R. Neill
                                        ---------------------------
                                             (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date:     February 20, 1996        By:        /s/Patrick M. Hall
                                        ---------------------------
                                                  (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer