Form 10-K
period 1995-12-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1996-02-20
CIK 751255, 751256

                                     FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission File Number 2-92702    (1985-1 Program)
                       2-92702-01 (1985-2 Program)

                    DYCO 1985 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
        (Exact name of registrant as specified in its charter)
                                        41-1498087 (1985-1 Program)
           Minnesota                    41-1498086 (1985-2 Program)
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

         Samson Plaza
   Two West Second Street
        Tulsa, Oklahoma                           74103
     (Address of principal                      (Zip Code)
      executive offices)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
     Units of limited partnership interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90
days.  Yes       X       No
               -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X   No       (Disclosure is contained herein)
    ----- -----

     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.
     DOCUMENTS INCORPORATED BY REFERENCE:  None.

                               FORM 10-K

                    DYCO 1985 OIL AND GAS PROGRAMS
                 (Two Minnesota limited partnerships)


                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    5
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   11
     ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF   LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   12

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
     ITEM 5.   MARKET  FOR  THE REGISTRANT'S  LIMITED PARTNERSHIP
               UNITS AND RELATED LIMITED PARTNER MATTERS  . . . .   12
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   14
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   16
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   23
     ITEM 9.   CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   47

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47
     ITEM 10.  DIRECTORS   AND   EXECUTIVE   OFFICERS    OF   THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   47
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   49
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT  . . . . . . . . . . . . . .   54
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   55

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   56
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   56
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   59

                                PART I


ITEM 1.   BUSINESS

     General

     The Dyco Oil and Gas Program 1985-1 Limited Partnership (the "1985-1 Program") and Dyco Oil and Gas Program 1985-2 Limited Partnership (the "1985-2 Program") (collectively, the "Programs") are Minnesota limited partnerships engaged in the production of oil and gas. The 1985-1 Program and 1985-2 Program commenced operations on April 1, 1985 and August 26, 1985, respectively, with the primary financial objective of investing their limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to their limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco")
serves as the General Partner of the Programs. See "Item 2. Properties" for a description of the Programs' reserves and properties.

     The limited partnership agreements for each of the Programs provide that limited partners are allocated 99% of all Program costs and revenues and that Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is each Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 34 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Natural Gas Company, which is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1995, the Samson Companies owned interests in approximately 18,000 oil and gas wells located in 19 states of the U.S. and 3 provinces of Canada. At December 31, 1995, the Samson Companies operated approximately 3,100 oil and gas wells located in 15 states of the U.S. and 2 provinces of Canada, Venezuela, and Russia.

     As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1996, the Samson Companies employed approximately 830 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Programs' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 535-1791.


     Funding

     Although the Programs' partnership agreements permit the Programs to incur borrowings, each Program's operations and expenses are currently funded out of each Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to each of the Programs for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Programs' sole business is the development and production of oil and natural gas with a concentration on natural gas. The Programs do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Programs have no backlog of orders and do not participate in research and development activities. The Programs are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


     Oil, Gas, and Environmental Control Regulations

     Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     Regulation of Sales and Transportation of Oil and Natural Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of natural gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase natural gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

     Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     Regulation of the Environment -- The Programs' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Programs' operations or may affect the Programs' ability to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


     Significant Customers

     Purchases of gas by Premier Gas Company ("Premier") accounted for approximately 52.4% of the 1985-1 Program's oil and gas revenues during the year ended December 31, 1995. With respect to the 1985-2 Program, purchases of gas by Premier accounted for approximately 28.6% of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1995. Premier was an affiliate of Dyco until December 6, 1995. See "Item 11. Executive Compensation." In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. Purchases of oil by Flying J Oil and Gas, Inc. accounted for approximately 24.1% of the 1985-1 Program's oil and gas revenues during the year ended December 31, 1995. With respect to the 1985-2 Program, purchases of oil by Mobil Oil Corporation, National Cooperative Refinery, and Phibro Energy Inc. accounted for approximately 14.5%, 14.0%, and 10.7%, respectively, of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1995. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


     Competition and Marketing

     The oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Programs to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), the supply and price of foreign imports of oil and gas, the level of consumer product demand (which is heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors cannot be accurately predicted or anticipated.

     As a general rule, in recent years, worldwide oil production capacity and gas production capacity in certain areas of the United States exceeded demand and resulted in a decline in the average price of oil and gas in the United States. During the later part of 1994 and 1995, however, average oil prices in the United States increased. Oil prices increased from approximately $16.50 per barrel at Decem-ber 31, 1994 to approximately $18.50 per barrel at December 31, 1995. Management is unable to predict whether future oil prices will
(i) stabilize, (ii) increase, or (iii) decrease.

     Gas sales contract prices have generally declined significantly since the mid-1980s due to a number of factors, including a nationwide surplus of gas and increased competition. Competition has increased among United States gas marketers due to the gas surplus, the partial deregulation of gas prices, the conversion by major pipelines to open access transportation, and the lack of strong residential demand for natural gas during the winter months for the last few years as a result of warm winters in much of the United States. However, spot gas prices in the areas where the Programs' gas is marketed increased during the later part of 1995 compared to prices received in the later part of 1994 and the first several months of 1995.

     Substantially all of the Programs' natural gas reserves are being sold in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

     The Programs' spot gas prices increased from approximately $1.67 per Mcf at December 31, 1994 to approximately $2.00 per Mcf at December 31, 1995. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Future prices will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will
(i) stabilize, (ii) increase, or (iii) decrease.


     Insurance Coverage

     The Programs are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Programs maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Programs, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Programs' financial position and results of operations.


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1995.

                          Well Statistics(1)

                        As of December 31, 1995

                                       1985-1   1985-2
                                       Program  Program
                                       -------  -------

         Gross productive wells(2):
           Oil                             2        4
           Gas                            10        8
                                          --       --
             Total                        12       12

         Net productive wells(3):
           Oil                           .39     1.30
           Gas                          1.56     1.36
                                        ----     ----
             Total                      1.95     2.66

----------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report, "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but
     0.15 Net Well.


     Drilling Activities

     The Programs participated in no drilling activities for the year ended December 31, 1995.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and natural gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                          Net Production Data

                                        Year Ended December 31,
                                     ----------------------------
                                       1995      1994      1993
                                     --------  --------  --------
1985-1 Program:
--------------

  Production:
    Oil (Bbls)(1)                       6,393     6,437     4,381
    Gas (Mcf)(2)                      224,539   188,883   243,984

  Oil and gas sales:
    Oil                              $120,523  $112,534  $ 84,312
    Gas                               293,643   332,046   458,206
                                      -------   -------   -------
      Total                          $414,166  $444,580  $542,518
                                      =======   =======   =======

  Total direct operating expenses    $169,295  $157,550  $167,582
                                      =======   =======   =======

  Direct operating expenses as a
    percentage of oil and gas sales     40.9%     35.4%     30.9%

  Average sales price:
    Per barrel of oil                  $18.85    $17.48    $19.24
    Per Mcf of gas                       1.31      1.76      1.88

  Direct operating expenses per
    equivalent Mcf of gas(3)           $  .64    $  .69    $  .62


1985-2 Program:
--------------

  Production:
    Oil (Bbls)(1)                       8,111     9,466     8,687
    Gas (Mcf)(2)                       91,345   129,797    93,256

  Oil and gas sales:
    Oil                              $140,303  $151,246  $149,453
    Gas                               108,931   240,621   178,202
                                      -------   -------   -------
      Total                          $249,234  $391,867  $327,655
                                      =======   =======   =======

  Total direct operating expenses    $130,547  $204,143  $133,302
                                      =======   =======   =======

  Direct operating expenses as a
    percentage of oil and gas sales     52.4%     52.1%     40.7%

  Average sales price:
    Per barrel of oil                  $17.30    $15.98    $17.20
    Per Mcf of gas                       1.19      1.85      1.91

  Direct operating expenses per
    equivalent Mcf of gas(3)           $  .93    $ 1.09    $  .92

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


     Proved Reserves and Net Present Value

     The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1995. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1995. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1995. Furthermore, gas prices at December 31, 1995 were higher than the price used for determining the Programs' net present value of proved reserves for the year ended December 31, 1994. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1995 will actually be realized for such production.

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


                          Proved Reserves and
                          Net Present Values
                         From Proved Reserves

                        As of December 31, 1995

         1985-1 Program:
         --------------

           Estimated proved reserves:
             Natural gas (Mcf)                  597,729
             Oil and liquids (Bbls)              35,788

           Net present value
             (discounted at 10% per annum)     $704,192

         1985-2 Program:
         --------------

           Estimated proved reserves:
             Natural gas (Mcf)                  353,387
             Oil and liquids (Bbls)              19,285

           Net present value
             (discounted at 10% per annum)     $434,528

     No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.



     Significant Properties

                            1985-1 Program
                            --------------

     As of December 31, 1995, the 1985-1 Program's properties consisted of 12 gross (1.95 net) productive wells in which the 1985-1 Program owned a working interest. The 1985-1 Program owned a non-working interest in one additional gross well. Affiliates of the 1985-1 Program operate 6 (46%) of its total wells. As of December 31, 1995, the 1985-1 Program's net interests in its properties resulted in estimated total proved reserves of 597,729 Mcf of natural gas and 35,788 barrels of oil. A substantial majority of the 1985-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin. All of the 1985-1 Program's properties are located onshore in the continental United States.

     As of December 31, 1995, the 1985-1 Program's properties in the Anadarko Basin consisted of 10 gross (1.56 net) wells in which the 1985-1 Program owned a working interest. The 1985-1 Program owned a non-working interest in one additional gross well. Affiliates of the 1985-1 Program operate 5 (45%) of its total wells in the Anadarko Basin. As of December 31, 1995, the 1985-1 Program's net interest in such wells resulted in estimated total proved reserves of approximately 574,871 Mcf of natural gas and approximately 1,215 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $509,259.

                            1985-2 Program
                            --------------

     As of December 31, 1995, the 1985-2 Program's properties consisted of 12 gross (2.66 net) productive wells in which the 1985-2 Program owned a working interest. The 1985-2 Program owned a non-working interest in one additional gross well. Affiliates of the 1985-2 Program operate 6 (46%) of its total wells. As of December 31, 1995, the 1985-2 Program's net interests in its properties resulted in estimated total proved reserves of 353,387 Mcf of natural gas and 19,285 barrels of oil. Substantially all of the 1985-2 Program's reserves are located in the Anadarko Basin. All of the 1985-2 Program's properties are located onshore in the continental United States.

     As of December 31, 1995, the 1985-2 Program's properties in the Anadarko Basin consisted of 11 gross (2.49 net) total wells. Affiliates of the 1985-2 Program operate 5 (45%) of such wells. As of December 31, 1995, the 1985-2 Program's net interest in such wells resulted in estimated total proved reserves of approximately 348,839 Mcf of natural gas and approximately 11,556 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $399,121.


     Title to Oil and Gas Properties

     Management believes that the Programs have satisfactory title to their oil and gas properties. Record title to substantially all of the Programs' properties is held by Dyco as nominee.

     Title to the Programs' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Programs' interest therein or materially interfere with their use in the operation of the Programs' business.


ITEM 3.   LEGAL PROCEEDINGS

     To the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the limited partners of either Program during 1995.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Programs do not have an established trading market for their units of limited partnership interest ("Units"). Pursuant to the terms of the Programs' limited partnership agreements, Dyco, as General Partner, is obligated to annually offer a repurchase offer which is based on the estimated future net revenues from the Programs' reserves and is calculated pursuant to the terms of the limited partnership agreement. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and other extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Programs' cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to a Program.

                            1985-1 PROGRAM
                            --------------

                             Repurchase      Cash
                                Price    Distributions
                             ----------  -------------

         1994:
           First Quarter        $134          $ -
           Second Quarter        121           50
           Third Quarter         101           20
           Fourth Quarter        101            -

         1995:
           First Quarter        $101          $ -
           Second Quarter        146            -
           Third Quarter         116           30
           Fourth Quarter        116            -

         1996:
           First Quarter        $116          (1)

----------

(1)  To be declared in March 1996.

                            1985-2 PROGRAM
                            --------------

                             Repurchase      Cash
                                Price    Distributions
                             ----------  -------------

         1994:
           First Quarter        $101          $ -
           Second Quarter         48           25
           Third Quarter          48            -
           Fourth Quarter         23           25

         1995:
           First Quarter        $ 23          $ -
           Second Quarter         65            -
           Third Quarter          65            -
           Fourth Quarter         65            -

         1996:
           First Quarter        $ 65          (1)

----------

(1)  To be declared in March 1996.


     The 1985-1 Program has 4,141 Units outstanding and approximately 1,783 limited partners of record. The 1985-2 Program has 4,374 Units outstanding and approximately 1,744 limited partners of record.

ITEM 6.   SELECTED FINANCIAL DATA

                                    Selected Financial Data

     The following table presents  selected financial data for the Programs.   This data should
be read in conjunction with the financial statements of  the Programs, and the respective notes
thereto,  included elsewhere  in this  Annual Report.   See  "Item 8. Financial  Statements and
Supplementary Data."
                                         1985-1 Program
                                         --------------
                                                           December 31,
                                        --------------------------------------------------
                                          1995      1994      1993      1992       1991
                                        --------  --------  --------  --------  ----------
Summary of Operations:
  Oil and gas sales                     $414,166  $444,580  $542,518  $753,638   $625,341
  Total revenues                         416,689   446,882   544,058   756,873    632,909

  Lease operating expenses               130,367   117,846   121,325   151,800    182,766
  Production taxes                        38,928    39,704    46,257    67,278     67,182
  General and administrative
    expenses                              55,314    51,307    54,658    59,664     43,667
  Depreciation, depletion, and
    amortization of oil and gas
    properties                            57,994   119,316   131,014   216,044    234,759
  Valuation allowance for oil
    and gas properties                    45,262      -         -         -       765,750
  Interest expense                          -         -         -         -         1,665

  Net income (loss)                       88,824   118,709   190,804   262,087  ( 662,880)
    per Unit                                  21        29        46        63  (     160)
  Cash distributions                     124,230   289,870   351,985   496,920    372,690
    per Unit                                  30        70        85       120         90

Summary Balance Sheet Data:
  Total assets                           329,229   344,462   508,388   678,464    906,145
  Partners' capital                      290,844   326,250   497,411   658,592    893,425

                                         1985-2 Program
                                         --------------

                                                          December 31,
                                      ----------------------------------------------------
                                         1995       1994      1993      1992       1991
                                      ----------  --------  --------  --------  ----------
Summary of Operations
  Oil and gas sales                    $249,234   $391,867  $327,655  $456,585   $419,420
  Total revenues                        250,411    393,943   329,312   458,228    422,700

  Lease operating expenses              108,975    177,582   107,068   109,688    151,890
  Production taxes                       21,572     26,561    26,234    38,530     47,573
  General and administrative
    expenses                             53,755     49,022    50,984    57,022     49,265
  Depreciation, depletion, and
    amortization of oil and gas
    properties                           23,571    109,543    78,703   124,779    206,239
  Valuation allowance for oil
    and gas properties                     -          -         -         -       364,451
  Interest expense                         -          -         -         -           638

  Net income (loss)                      42,538     31,235    66,323   128,209  ( 397,356)
    per Unit                                 10          7        15        29  (      91)
  Cash distributions                       -       218,700   218,700   153,090    196,830
    per Unit                               -            50        50        35         45

Summary Balance Sheet Data:
  Total assets                          306,398    254,024   442,714   597,439    621,615
  Partners' capital                     287,259    244,721   432,186   584,563    609,444


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

                                General
                                -------

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. In management's view, it is not possible to predict accurately either the short-term or long-term prices for oil or gas. Specifically, due to the oversupply of natural gas in recent years, certain of the
Programs' gas producing properties have suffered, and continue to suffer during portions of the year, production curtailments and seasonal reductions in the prices paid by purchasers. Additional curtailments and seasonal or regional price reductions will adversely affect the operations and financial condition of the Programs. Gas sales prices, which have generally declined significantly since the mid-1980s, increased during the fourth quarter of 1995. See "Item 1. Business - Competition and Marketing." Actual future prices received by the Programs will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will (i) stabilize, (ii) increase further, or (iii) decrease. The amount of the Programs' cash flow, however, is dependent on such future gas prices.


                            1985-1 Program
                            --------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 6.8% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to a decrease in the average price of natural gas sold, partially offset by increases in the volumes of natural gas sold and the average price of oil sold. Volumes of oil sold decreased slightly by 44 barrels, while volumes of natural gas sold increased 35,656 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase in volumes of natural gas sold was primarily due to the recoupment of overpayments by a purchaser during 1994. Average oil prices increased to $18.85 per barrel for the year ended December 31, 1995 from $17.48 per barrel for the year ended December 31, 1994, while average natural gas prices decreased to $1.31 per Mcf for the year ended December 31, 1995 from $1.76 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased 7.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to workover expenses on several wells incurred in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 40.9% for the year ended December 31, 1995 from 35.4% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales and the dollar increase in oil and gas production expenses.


     Depreciation, depletion, and amortization of oil and gas properties decreased $61,322 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to (i) a valuation allowance for oil and gas properties recorded during 1995 which decreased the amortizable capitalized costs of the oil and gas properties and (ii) upward revisions of previous reserve estimates. As a percentage of oil and gas sales, this expense decreased to 14.0% for the year ended December 31, 1995 from 26.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties, partially offset by the decrease in oil and gas sales.

     As a result of declines in natural gas prices during the three months ended September 30, 1995, the 1985-1 Program recognized a non-cash charge against earnings of $45,262. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of estimated future net revenues from the oil and gas properties. No similar charge was necessary during the year ended December 31, 1994.

     General and administrative expenses increased $4,007 for the year ended December 31, 1995 as compared to the year ended December 31,
1994 primarily due to an increase in both professional fees and printing and postage expenses. As a percentage of oil and gas sales, these expenses increased to 13.4% for the year ended December 31, 1995 from 11.5% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased 18.1% for the year ended Decem-ber 31, 1994 as compared to the year ended December 31, 1993. This decrease was due to a decrease in volumes of natural gas sold and decreases in the average prices of oil and natural gas sold, partially offset by an increase in volumes of oil sold. Volumes of oil sold increased 2,056 barrels, while volumes of natural gas sold decreased 55,101 Mcf for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The decrease in volumes of natural gas sold was primarily due to the recoupment of overpayments by a purchaser during 1994. Oil and natural gas prices decreased to averages of $17.48 per barrel and $1.76 per Mcf for the year ended December 31, 1994 from averages of $19.24 per barrel and $1.88 per Mcf for the year ended December 31, 1993.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased 6.0% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This percentage decrease was primarily due to workover charges on two wells during the year ended December 31, 1993 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 35.4% for the year ended December 31, 1994 from 30.9% for the year ended December 31, 1993. This percentage increase was primarily due to the decreased volumes of natural gas sold and the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $11,698 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily a result of the decrease in volumes of natural gas sold and upward revisions in the estimates of the 1985-1 Program's remaining oil and natural gas reserves at December 31, 1994, partially offset by the increase in volumes of oil sold. As a percentage of oil and gas sales, this expense increased slightly to 26.8% for the year ended December 31, 1994 from 24.1% for the year ended December 31, 1993. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold during the year ended December 31, 1994.

     General and administrative expenses decreased by $3,351 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This dollar decrease resulted primarily from a decrease in professional fees during the year ended December 31, 1994 as compared to the similar period in 1993. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.5% for the year ended December 31, 1994 compared to 10.1% for the year ended December 31, 1993.

                            1985-2 Program
                            --------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 36.4% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in both the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,355 barrels and 38,452 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of natural gas sold was primarily due to revenues received during 1994 related to an underproduced gas balancing position on one well. Average oil prices increased to $17.30 per barrel for the year ended December 31, 1995 from $15.98 per barrel for the year ended December 31, 1994, while average natural gas prices decreased to $1.19 per Mcf for the year ended December 31, 1995 from $1.85 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased 36.1% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to lease operating expenses recognized during 1994 associated with changes in the 1985-2 Program's gas balancing positions, which were caused by reserve revisions. As a percentage of oil and gas sales, these expenses remained relatively constant at 52.4% for the year ended December 31, 1995 as compared to 52.1% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $85,972 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to (i) the sale of several of the 1985-2 Program's wells during 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates, and (iii) the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 9.5% for the year ended December 31, 1995 from 28.0% for the year ended December 31, 1994. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties, partially offset by the decrease in oil and gas sales.

     General and administrative expenses increased $4,733 for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to an increase in both professional fees and printing and postage expenses. As a percentage of oil and gas sales, these expenses increased to 21.6% for the year ended December 31, 1995 from 12.5% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 19.6% for the year ended Decem-ber 31, 1994 as compared to the year ended December 31, 1993. This increase was due to an increase in volumes of oil and natural gas sold, partially offset by a decrease in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased by 779 barrels and 36,541 Mcf, respectively, for the year ended
December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily a result of the receipt of revenues during the year ended December 31, 1994 related to an underproduced gas balancing position on one well. Average oil prices decreased to $15.98 per barrel for the year ended December 31, 1994 from $17.20 per barrel for the year ended December 31, 1993, while average natural gas prices decreased to $1.85 per Mcf during the year ended December 31, 1994 from $1.91 per Mcf for the similar period in 1993.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased 53.1% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, these expenses increased to 52.1% for the year ended December 31, 1994 from 40.7% for the year ended December 31, 1993. These percentage increases were primarily due to lease operating expenses recognized during the year ended December 31, 1994 associated with changes in the 1985-2 Program's gas balancing positions, which was caused by reserve revisions.

     Depreciation, depletion, and amortization of oil and gas properties increased $30,840 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to the increase in volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense increased to 28.0% for the year ended December 31, 1994 from 24.0% for the year ended December 31, 1993. This percentage increase was primarily a result of the dollar increase in depreciation, depletion, and amortization expense as discussed above and the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses decreased slightly by $1,962 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This dollar decrease resulted primarily from a decrease in professional fees during the year ended December 31, 1994, as compared to the similar period in 1993. As a percentage of oil and gas sales, these expenses decreased slightly to 12.5% for the year ended December 31, 1994 from 15.6% for the year ended December 31, 1993.


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended
December 31, 1995, the 1985-1 Program's and 1985-2 Program's proved reserve quantities at December 31, 1995 would have a life of approximately 5.6 and 2.4 years, respectively, for oil reserves and
2.7 and 3.9 years, respectively, for gas reserves.

     The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Programs have no debt commitments. Cash for
operational   purposes  will  be  provided  by  current  oil  and  gas
production.

     There can be no assurance as to the amount of the Programs' future cash distributions. The Programs' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Programs' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Programs, including the price of and demand for oil and natural gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Programs are not replacing production through acquisitions of producing properties and drilling.

     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1995. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP


     We have audited the financial statements of the Dyco Oil and Gas Program 1985-1 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-1 Limited Partnership at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                   COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 6, 1996

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------
                                                 1995      1994
                                               --------  --------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 58,496  $ 39,697
  Accrued oil and gas sales, including
    $28,938 and $18,859 due from related
    parties                                      62,222    25,179
                                                -------   -------

    Total current assets                       $120,718  $ 64,876

NET OIL AND GAS PROPERTIES, utilizing the
  full cost method                              203,770   279,586

DEFERRED CHARGE                                   4,741      -
                                                -------   -------

                                               $329,229  $344,462
                                                =======   =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                             $  9,953  $  8,155
                                                -------   -------
    Total current liabilities                  $  9,953  $  8,155

ACCRUED LIABILITY                              $ 28,432  $ 10,057

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 41 Units                      $  2,908  $  3,262
  Limited Partners, issued and
    outstanding 4,100 Units                     287,936   322,988
                                                -------   -------

    Total Partners' capital                    $290,844  $326,250
                                                -------   -------

                                               $329,229  $344,462
                                                =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                       1995      1994      1993
                                     --------  --------  --------

REVENUES:
  Oil and gas sales, including
    $217,001, $332,912, and
    $408,469 of sales to related
    parties                          $414,166  $444,580  $542,518
  Interest                              2,523     2,302     1,540
                                      -------   -------   -------

                                     $416,689  $446,882  $544,058

COSTS AND EXPENSES:
  Lease operating                    $130,367  $117,846  $121,325
  Production taxes                     38,928    39,704    46,257
  Depreciation, depletion, and
    amortization of oil and gas
    properties                         57,994   119,316   131,014
  Valuation allowance for
    oil and gas properties             45,262      -         -
  General and administrative           55,314    51,307    54,658
                                      -------   -------   -------

                                     $327,865  $328,173  $353,254
                                      -------   -------   -------

NET INCOME                           $ 88,824  $118,709  $190,804
                                      =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME    $    888  $  1,187  $  1,908
                                      =======   =======   =======

LIMITED PARTNERS (99%) - NET INCOME  $ 87,936  $117,522  $188,896
                                      =======   =======   =======

NET INCOME per Unit                  $     21  $     29  $     46
                                      =======   =======   =======

UNITS OUTSTANDING                       4,141     4,141     4,141
                                      =======   =======   =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1995, 1994, and 1993


                                  General    Limited
                                  Partner   Partners      Total
                                 --------  ----------  ----------

Balances at December 31, 1992     $6,586    $652,006    $658,592
  Cash distributions             ( 3,520)  ( 348,465)  ( 351,985)
  Net income                       1,908     188,896     190,804
                                   -----     -------     -------

Balances at December 31, 1993     $4,974    $492,437    $497,411
  Cash distributions             ( 2,899)  ( 286,971)  ( 289,870)
  Net income                       1,187     117,522     118,709
                                   -----     -------     -------

Balances at December 31, 1994     $3,262    $322,988    $326,250
  Cash distributions             ( 1,242)  ( 122,988)  ( 124,230)
  Net income                         888      87,936      88,824
                                   -----     -------     -------

Balances at December 31, 1995     $2,908    $287,936    $290,844
                                   =====     =======     =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 88,824    $118,709    $190,804
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                       57,994     119,316     131,014
    Valuation allowance for oil
      and gas properties               45,262        -           -
    (Increase) decrease in accrued
      oil and gas sales             (  37,043)     51,313      42,840
    (Increase) decrease in deferred
      charge                        (   4,741)      9,170   (   9,170)
    Increase (decrease) in accounts
      payable                           1,798   (   2,822)  (   8,895)
    Increase in accrued liability      18,375      10,057        -
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $170,469    $305,743    $346,593
                                      -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas
    properties                      ($ 27,440)  ($  3,321)  ($ 30,677)
  Retirements of oil and gas
    properties                           -          4,455      11,825
                                      -------     -------     -------

  Net cash provided (used) by
    investing activities            ($ 27,440)   $  1,134   ($ 18,852)
                                      -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions                ($124,230)  ($289,870)  ($351,985)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($124,230)  ($289,870)  ($351,985)
                                      -------     -------     -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               $ 18,799    $ 17,007   ($ 24,244)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  39,697      22,690      46,934
                                      -------     -------     -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 58,496    $ 39,697    $ 22,690
                                      =======     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1995, 1994, and 1993


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1985-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,115.49 (26.9%) of the Program's Units at December 31, 1995.

     The Program's sole business is the development and production of oil and natural gas with a concentration on natural gas. Substantially all of the Program's natural gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and natural gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1995, 1994, and 1993 were $0.22, $0.52, and $0.48, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission) the excess is charged to expense in the year during which such excess occurs. In addition, the Securities and Exchange Commission rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year.

     During the year ended December 31, 1995, the Program charged to expense a valuation allowance of $45,262 which represents the amount of unamortized oil and gas properties which exceeded the full cost ceiling. No such charge was incurred in 1994 or 1993. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 12,926 Mcf, resulting in prepaid lease operating expenses of $4,741. No such amount was recorded at December 31, 1994.


     Accrued Liability

     Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 77,514 Mcf, resulting in accrued lease operating expenses of $28,432. At December 31, 1994, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 25,256 Mcf, resulting in accrued lease operating expenses of $10,057.

     Oil and Gas Sales

     The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in natural gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1995 and 1994, no such liability was recorded.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, the gas imbalance payable, the accrued liability, and the valuation allowance all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1995, 1994, and 1993, such expenses totaled $55,314, $51,307, and $54,658, respectively, of which $42,840, $42,840, and $42,429, respectively, were paid to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     The Program sells gas at market prices to Premier Gas Company ("Premier") and other similar gas marketing firms. Such firms may then resell such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During 1995, 1994, and 1993, these sales totaled $217,001,
     $332,912, and $408,469, respectively. At December 31, 1995 and 1994, accrued oil and gas sales included $28,938 and $18,859, respectively, due from Premier.


3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas revenues of the Program for the years ended December 31, 1995, 1994, and 1993:


      Purchaser                      1995   1994   1993
      ---------                      -----  -----  -----

      Premier                        52.4%  74.9%  75.3%
      Flying J Oil and Gas, Inc.     24.1%  19.2%  18.0%

     In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission.


     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                             December 31,
                                     ----------------------------
                                         1995           1994
                                     -------------  -------------

     Proved properties                $20,980,051    $20,952,611

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization           -              -
                                       ----------     ----------

                                      $20,980,051    $20,952,611

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 20,776,281)  ( 20,673,025)
                                       ----------     ----------

     Net oil and gas properties       $   203,770    $   279,586
                                       ==========     ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:


                                         December 31,
                                   -------------------------
                                    1995     1994     1993
                                   -------  -------  -------

     Acquisition of properties     $  -     $  -     $  -
     Exploration costs                -        -        -
     Development costs              27,440    3,321   30,677
                                    ------   ------   ------

     Total costs incurred          $27,440  $ 3,321  $30,677
                                    ======   ======   ======

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude  oil and natural gas reserves for the years ended December 31, 1995, 1994, and 1993.
     Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the  Program's  reserves are  located in  the United  States  and there  are no  proved undeveloped reserves.


                                     1995                   1994                   1993
                              -------------------    -------------------    -------------------
                                 Oil       Gas          Oil       Gas          Oil       Gas
                               (Bbls)     (Mcf)       (Bbls)     (Mcf)       (Bbls)     (Mcf)
                              --------  ---------    --------  ---------    --------  ---------
Proved reserves,
  beginning of year            32,723    554,156      24,830    736,601      32,355    690,989

Revisions of previous
  estimates                     9,458    268,112      14,330      6,438     ( 3,144)   289,596

Sales of reserves                -          -           -          -           -          -

Extensions and
  discoveries                    -          -           -          -           -          -

Production                    ( 6,393)  (224,539)    ( 6,437)  (188,883)    ( 4,381)  (243,984)
                               ------    -------      ------    -------      ------    -------

Proved reserves,
  end of year                  35,788    597,729      32,723    554,156      24,830    736,601
                               ======    =======      ======    =======      ======    =======

Proved developed reserves:
  Beginning of year            14,632    546,591       8,499    729,810      14,615    683,493
                               ------    -------      ------    -------      ------    -------
  End of year                  17,467    590,049      14,632    546,591       8,499    729,810
                               ======    =======      ======    =======      ======    =======


     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; con-sequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                   REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP


     We have audited the financial statements of the Dyco Oil and Gas Program 1985-2 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-2 Limited Partnership at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.







                                   COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 6, 1996

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------
                                                 1995      1994
                                               --------  --------
CURRENT ASSETS:
  Cash and cash equivalents                    $154,512  $  5,733
  Accrued oil and gas sales, including
    $12,336 and $12,688 due from
    related parties                              41,489    40,509
                                                -------   -------
    Total current assets                       $196,001  $ 46,242

NET OIL AND GAS PROPERTIES, utilizing the
  full cost method                               82,060   186,746

DEFERRED CHARGE                                  28,337    21,036
                                                -------   -------

                                               $306,398  $254,024
                                                =======   =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                             $  9,025  $  9,303
                                                -------   -------

    Total current liabilities                  $  9,025  $  9,303

ACCRUED LIABILITY                              $ 10,114  $   -

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 44 Units                      $  2,872  $  2,447
  Limited Partners, issued and
    outstanding, 4,330 Units                    284,387   242,274
                                                -------   -------

    Total Partners' capital                    $287,259  $244,721
                                                -------   -------

                                               $306,398  $254,024
                                                =======   =======

               The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                      1995       1994      1993
                                   ----------  --------  --------

REVENUES:
  Oil and gas sales including
    $71,328, $97,973, and
    $116,929 of sale to related
    parties                         $249,234   $391,867  $327,655
  Interest                             1,177      2,076     1,657
                                     -------    -------   -------

                                    $250,411   $393,943  $329,312

COSTS AND EXPENSES:
  Lease operating                   $108,975   $177,582  $107,068
  Production taxes                    21,572     26,561    26,234
  Depreciation, depletion, and
    amortization of oil and gas
    properties                        23,571    109,543    78,703
  General and administrative          53,755     49,022    50,984
                                     -------    -------   -------

                                    $207,873   $362,708  $262,989
                                     -------    -------   -------

NET INCOME                          $ 42,538   $ 31,235  $ 66,323
                                     =======    =======   =======

GENERAL PARTNER (1%) - NET
  INCOME                            $    425   $    312  $    663
                                     =======    =======   =======

LIMITED PARTNERS (99%) - NET
  INCOME                            $ 42,113   $ 30,923  $ 65,660
                                     =======    =======   =======

NET INCOME per Unit                 $     10   $      7  $     15
                                     =======    =======   =======

UNITS OUTSTANDING                      4,374      4,374     4,374
                                     =======    =======   =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1995, 1994, and 1993


                                  General    Limited
                                  Partner   Partners      Total
                                 --------  ----------  ----------

Balances at December 31, 1992     $5,846    $578,717    $584,563
  Cash distributions             ( 2,187)  ( 216,513)  ( 218,700)
  Net income                         663      65,660      66,323
                                   -----     -------     -------

Balances at December 31, 1993     $4,322    $427,864    $432,186
  Cash distributions             ( 2,187)  ( 216,513)  ( 218,700)
  Net income                         312      30,923      31,235
                                   -----     -------     -------

Balances at December 31, 1994     $2,447    $242,274    $244,721
  Net income                         425      42,113      42,538
                                   -----     -------     -------

Balances at December 31, 1995     $2,872    $284,387    $287,259
                                   =====     =======     =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 42,538    $ 31,235    $ 66,323
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                       23,571     109,543      78,703
    (Increase) decrease in accrued
      oil and gas sales             (     980)      3,918      22,188
    (Increase) decrease in deferred
      charge                        (   7,301)     66,202   (  47,150)
    Decrease in accounts payable    (     278)  (   1,225)  (   2,348)
    Increase in accrued liability      10,114        -           -
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $ 67,664    $209,673    $117,716
                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas
    properties                      ($ 24,839)  ($  3,733)  ($    487)
  Retirements of oil and gas
    properties                        105,954        -          4,129
                                      -------     -------     -------

  Net cash provided (used) by
    investing activities             $ 81,115   ($  3,733)   $  3,642
                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                 $   -      ($218,700)  ($218,700)
                                      -------     -------     -------

  Net cash used by financing
    activities                       $   -      ($218,700)  ($218,700)
                                      -------     -------     -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               $148,779   ($ 12,760)  ($ 97,342)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                   5,733      18,493     115,835
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $154,512    $  5,733    $18,493
                                      =======     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1995, 1994, and 1993



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1985-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 26, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,234.55 (28.2%) of the Program's Units at December 31, 1995.

     The Program's sole business is the development and production of oil and natural gas with a concentration on natural gas. Substantially all of the Program's natural gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and natural gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent

     Mcf of gas produced during the years ended December 31, 1995, 1994, and 1993 were $0.17, $0.59 and $0.54, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission) the excess is charged to expense in the year during which such excess occurs. In addition, the Securities and Exchange Commission rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 55,379 Mcf, resulting in prepaid lease operating expenses of $28,337. At December 31, 1994, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 38,727 Mcf, resulting in prepaid lease operating expenses of $21,036.


     Accrued Liability

     Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 19,766 Mcf, resulting in accrued lease operating expenses of $10,114. No such amount was recorded at December 31, 1994.


     Oil and Gas Sales

     The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in natural gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1995 and 1994, no such liability was recorded.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1995, 1994, and 1993, such expenses totaled $53,755, $49,022, and $50,984, respectively, of which $40,272, $40,272, and $39,882, respectively, were paid to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     The Program sells gas at market prices to Premier Gas Company ("Premier") and other similar gas marketing firms. Such firms may then resell such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During 1995, 1994, and 1993, these sales totaled $71,328, $97,973, and $116,929, respectively. At December 31, 1995 and 1994 accrued oil and gas sales included $12,336 and $12,688, respectively, due from Premier.


3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas revenues of the Program for the years ended December 31, 1995, 1994, and 1993:


         Purchaser                 1995   1994   1993
         ---------                -----  -----  -----

         Premier                  28.6%  25.0%  35.7%
         Sanguine, Ltd.             - %  27.9%    - %
         Mobil Oil Corporation    14.5%    - %  11.7%
         Total Petroleum, Inc.      - %    - %  12.6%
         National Cooperative
           Refinery               14.0%    - %    - %
         Phibro Energy Inc.       10.7%    - %    - %

     In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:



                                             December 31,
                                     ----------------------------
                                         1995           1994
                                     -------------  -------------

     Proved properties                $22,443,388    $22,524,503

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization           -              -
                                       ----------     ----------

                                      $22,443,388    $22,524,503

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 22,361,328)  ( 22,337,757)
                                       ----------     ----------

     Net oil and gas properties       $    82,060    $   186,746
                                       ==========     ==========


     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:

                                         December 31,
                                   -----------------------
                                     1995    1994    1993
                                   -------  ------  ------

      Acquisition of properties    $  -     $ -     $ -
      Exploration costs               -       -       -
      Development costs             24,839   3,733     487
                                    ------   -----   -----

      Total costs incurred         $24,839  $3,733  $  487
                                    ======   =====   =====

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude  oil and natural gas reserves for the years ended December 31, 1995, 1994, and 1993.
     Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the Program's reserves are located in the United States.


                                     1995                   1994                   1993
                              -------------------    -------------------    -------------------
                                 Oil       Gas          Oil       Gas          Oil       Gas
                               (Bbls)     (Mcf)       (Bbls)     (Mcf)       (Bbls)     (Mcf)
                              --------  ---------    --------  ---------    --------  ---------
Proved reserves,
  beginning of year            23,061    247,825      30,474    399,931      36,711    369,338

Revisions of previous
  estimates                     9,649    206,524       2,053   ( 22,309)      2,450    123,849

Sales of reserves             ( 5,314)  (  9,617)       -          -           -          -

Extensions and
  discoveries                    -          -           -          -           -          -

Production                    ( 8,111)  ( 91,345)    ( 9,466)  (129,797)    ( 8,687)  ( 93,256)
                               ------    -------      ------    -------      ------    -------

Proved reserves,
  end of year                  19,285    353,387      23,061    247,825      30,474    399,931
                               ======    =======      ======    =======      ======    =======

Proved developed reserves:
  Beginning of year            15,235    240,254      23,458    392,764      28,884    361,766
                               ------    -------      ------    -------      ------    -------
  End of year                  13,898    350,694      15,235    240,254      23,458    392,764
                               ======    =======      ======    =======      ======    =======

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; con-sequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Programs are limited partnerships and have no directors or executive officers. The following individuals are directors and executive officers of Dyco, General Partner. The business address of such directors and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           NAME        AGE         POSITION WITH DYCO
     ----------------  ---  --------------------------------
     C. Philip Tholen   47  Chief Executive Officer, Presi-
                              dent, and Chairman of the
                              Board of Directors

     Dennis R. Neill    43  Senior Vice President and
                              Director

     Jack A. Canon      46  Senior Vice President -
                              General Counsel and Director

     Patrick M. Hall    37  Senior Vice President -
                              Controller

     Annabel M. Jones   42  Secretary

     Judy F. Hughes     49  Treasurer

The directors will hold office until the next annual meeting of shareholders of Dyco and until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     C. Philip Tholen joined the Samson Companies in 1977 and has served as President, Chief Executive Officer, and Director of Dyco since June 18, 1991. Prior to joining the Samson Companies, he was an audit manager for Arthur Andersen & Co. in Tulsa where he specialized in oil and natural gas industry audits and contract audits. He holds a Bachelor of Science degree in accounting from the University of Tulsa and is a Certified Public Accountant. Mr. Tholen is also Executive Vice President, Chief Financial Officer, Treasurer, and Director of Samson Investment Company; President and Chairman of the Board of Directors of Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Resources Company; President of two Divisions of Samson Natural Gas Company, Samson Exploration Company and Samson Production Services Company; Senior Vice President, Treasurer, and Director of Samson Properties Incorporated; and Director of Circle L Drilling Company and Samson Industrial Corporation.

     Dennis R. Neill joined the Samson Companies in 1981 and was named Senior Vice President and Director of Dyco on June 18, 1991. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President, Chief Operating Officer, and Director of Samson Properties Incorporated; Senior Vice President of Samson Hydrocarbons Company; Senior Vice President and Director of Geodyne Resources, Inc. and its subsidiaries; and President and Chairman of the Board of Directors of Samson Securities Company.

     Jack A. Canon joined the Samson Companies in 1983 and has served as a Vice President and Director of Dyco since June 18, 1991. Prior to joining the Samson Companies, he served as a staff attorney for Terra Resources, Inc. and was associated with the Tulsa law firm of Dyer, Powers, Marsh, Turner and Armstrong. He received a Bachelor of Science degree in accounting from Quincy College and a Juris Doctorate degree from the University of Tulsa. Mr. Canon also serves as Secretary of Samson Investment Company; Director of Samson Natural Gas Company, Samson Properties Incorporated, Circle L Drilling Company, and Samson Securities Company; Senior Vice President - General Counsel of Samson Production Services Company, a Division of Samson Natural Gas Company, and Geodyne Resources, Inc. and its subsidiaries; and Vice President - General Counsel of Samson Industrial Corporation.

     Patrick M. Hall joined the Samson Companies in 1983 and was named a Vice President of Dyco on June 18, 1991. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also a Director of Samson Natural Gas Company and Geodyne Resources, Inc. and its subsidiaries; Senior Vice President - Controller and Director of Samson Properties Incorporated; and Senior Vice President - Controller of Samson Production Services Company, a Division of Samson Natural Gas Company.

     Annabel M. Jones joined the Samson Companies in 1982 and was named Secretary of Dyco on June 18, 1991. Prior to joining the Samson Companies she served as associate general counsel of the Oklahoma Securities Commission. She holds Bachelor of Arts in political science and Juris Doctorate degrees from the University of Oklahoma. Ms. Jones serves as Assistant General Counsel - Corporate Affairs for Samson Production Services Company, a Division of Samson Natural Gas Company, and is also Secretary of Samson Properties Incorporated, Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Industrial Corporation; Vice-President, Secretary, and Director of Samson Securities Company; and Assistant Secretary of Samson Investment Company.

     Judy F. Hughes joined the Samson Companies in 1978 and was named Treasurer of Dyco on June 18, 1991. Prior to joining the Samson Companies, she performed treasury functions with Reading & Bates Corporation. She attended the University of Tulsa and also serves as Treasurer of Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Securities Company and Assistant Treasurer of Samson Investment Company and Samson Industrial Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

     The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1995:

         Compensation/Reimbursement to Dyco and its affiliates
                  Three Years Ended December 31, 1995

Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   -------------------------
                                         1995     1994     1993
                                        -------  -------  -------

1985-1 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
      Geological, and Engineering
      Expenses and Direct
      Expenses(4)                       $42,840  $42,840  $42,429

1985-2 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
      Geological, and Engineering
      Expenses and Direct
      Expenses(4)                       $40,272  $40,272  $39,882

----------

(1) The authority for all of such compensation and reimbursement is the limited partnership agreements of the Programs. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of a significant portion of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compen-sation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.

(3) Premier, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995, 1994, and 1993, the 1985-1 Program sold $217,001, $332,912, and
     $408,469, respectively, of gas to Premier. For the years ended December 31, 1995, 1994, and 1993, the 1985-2 Program sold $71,328, $97,973, and $116,929, respectively, of gas to Premier.

(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and natural gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


     As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1995:

                                      Salary Reimbursement

                              Three Years Ended December 31, 1995

                                         1985-1 Program
                                         --------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer<F1>       1993     -         -       -         -            -          -         -
                  1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group<F2>    1993   $22,487     -       -         -            -          -         -
                  1994   $23,348     -       -         -            -          -         -
                  1995   $23,391     -       -         -            -          -         -

----------

<F1>  The general  and administrative expenses  paid by the  1985-1 Program and  attributable to salary reimbursements  do not include any salary or other compensation attributable to Mr.
      Tholen.
<F2>  No officer or director of Dyco or its affiliates provides full-time services to the 1985-1
      Program and no  individual's salary  or other compensation  reimbursement from the  1985-1
      Program equals or exceeds $100,000 per annum.

                                         1985-2 Program
                                         --------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer<F1>       1993     -         -       -         -            -          -         -
                  1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group<F2>    1993   $21,137     -       -         -            -          -         -
                  1994   $21,948     -       -         -            -          -         -
                  1995   $21,989     -       -         -            -          -         -

----------

<F1> The general and  administrative expenses paid  by the 1985-2  Program and attributable  to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen.
<F2> No officer or director of Dyco or its affiliates provides full-time services to the 1985-2
     Program and no  individual's salary or  other compensation  reimbursement from the  1985-2
     Program equals or exceeds $100,000 per annum.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1995, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. Such companies may have provided equipment and services for wells in which the Programs have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Programs' Units as of December 31, 1995 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                            Number of Units
                                             Beneficially
                                            Owned (Percent
             Beneficial Owner               of Outstanding)
     ---------------------------------     -----------------

     1985-1 Program:
     --------------

       Samson Properties Incorporated      1,115.49  (26.9%)

       All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (8 persons)              1,115.49  (26.9%)

     1985-2 Program:
     --------------

       Samson Properties Incorporated      1,234.55  (28.2%)

       All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (8 persons)              1,234.55  (28.2%)

     To the best knowledge of the Programs and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dyco and certain of its affiliates engage in oil and gas activities independently of the Programs which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Programs and Dyco also create potential conflicts of interest. Dyco and its affiliates own a significant amount of the Programs' Units and therefore have an identity of interest with other limited partners with respect to the operations of the Programs.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Programs is exercised solely by Dyco. The partnership agreements of the Programs grant Dyco broad discretionary authority with respect to the Programs' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Programs involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Programs and other competing interests.

     Dyco does not devote all of its time, efforts, and personnel exclusively to the Programs. Furthermore, the Programs do not have any employees, but instead rely on the personnel of the Samson Companies. The Programs thus compete with the Samson Companies (including other currently sponsored oil and gas programs) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Programs as are indicated by the circumstances and as are consistent with Dyco's fiduciary duties.

     Affiliates of the Program are solely responsible for the negotia-tion, administration, and enforcement of oil and gas sales agreements covering the Programs' leasehold interests. Until December 6, 1995, Dyco had delegated the negotiation, administration, and enforcement of its oil and gas sales agreements to Premier. In addition to providing such administrative services, Premier purchased and resold gas directly to end-users and local distribution companies. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that a Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Programs' negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation."


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

          (a) Financial Statements and Schedules. The following financial statements and schedules for the Programs as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994, and 1993 are filed as part of this report.

          (1)  Financial Statements:
               Reports of Independent Accountants
               Balance Sheets
               Statements of Operations
               Statements of Partners' Capital
               Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules:

               None

          All other schedules have been omitted since the required information is presented in the Financial Statements or is not applicable.

          (b)  Reports on Form 8-K for the fourth quarter of 1995:

               None.

          (c)  Exhibits:

               4.1 Drilling Agreement dated April 1, 1985 for Dyco Oil and Gas Program 1985-1 by and between Dyco Oil and Gas Program 1985-1, Dyco Petroleum Corporation, and Jaye F. Dyer filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               4.2 Program Agreement dated April 1, 1985 for Dyco Oil and Gas Program 1985-1 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               4.3 Amendment to Program Agreement for Dyco Oil and Gas Program 1985-1 dated February 9, 1989 filed as
                    Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               4.4 Certificate of Limited Partnership, as amended, for Dyco Oil and Gas Program 1985-1 Limited Partnership filed as Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               4.5 Drilling Agreement dated August 26, 1985 for Dyco Oil and Gas Program 1985-2 by and between Dyco Oil and Gas Program 1985-2, Dyco Petroleum Corporation, and Jaye F. Dyer filed as Exhibit 4.5 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               4.6 Program Agreement dated August 26, 1985 for Dyco Oil and Gas Program 1985-2 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               4.7 Amendment to Program Agreement for Dyco Oil and Gas Program 1985-2 dated February 9, 1989 filed as
                    Exhibit 4.7 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               4.8 Certificate of Limited Partnership, as amended, for Dyco Oil and Gas Program 1985-2 Limited Partnership filed as Exhibit 4.8 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

               27.1 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.
               27.2 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

               All other Exhibits are omitted as inapplicable.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.
                              DYCO OIL AND GAS PROGRAM 1985-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                   C. Philip Tholen
                                   Chief Executive Officer
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    Chief Executive        Feb. 20, 1996
     -------------------    Officer, President,
        C. Philip Tholen    and Chairman of the
                            Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            Feb. 20, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            Feb. 20, 1996
     -------------------    President -
        Jack A. Canon       General Counsel
                            and Director

     /s/Patrick M. Hall     Senior Vice            Feb. 20, 1996
     -------------------    President -
        Patrick M. Hall     Controller
                            (Principal
                            Accounting Officer)

     /s/Annabel M. Jones    Secretary              Feb. 20, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              Feb. 20, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.
                              DYCO OIL AND GAS PROGRAM 1985-2
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                   C. Philip Tholen
                                   Chief Executive Officer
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    Chief Executive        Feb. 20, 1996
     -------------------    Officer, President,
        C. Philip Tholen    and Chairman of the
                            Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            Feb. 20, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            Feb. 20, 1996
     -------------------    President -
        Jack A. Canon       General Counsel
                            and Director

     /s/Patrick M. Hall     Senior Vice            Feb. 20, 1996
     -------------------    President -
        Patrick M. Hall     Controller
                            (Principal
                            Accounting Officer)

     /s/Annabel M. Jones    Secretary              Feb. 20, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              Feb. 20, 1996
     -------------------
        Judy F. Hughes

                           INDEX TO EXHIBITS


Exhibit
Number    Description
-------   -----------

4.1 Drilling Agreement dated April 1, 1985 for Dyco Oil and Gas Program 1985-1 by and between Dyco Oil and Gas Program 1985-1, Dyco Petroleum Corporation, and Jaye F. Dyer filed as
          Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

4.2 Program Agreement dated April 1, 1985 for Dyco Oil and Gas Program 1985-1 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

4.3 Amendment to Program Agreement for Dyco Oil and Gas Program 1985-1 dated February 9, 1989 filed as Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

4.4 Certificate of Limited Partnership, as amended, for Dyco Oil and Gas Program 1985-1 Limited Partnership filed as Exhib-it 4.4 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorpo-rated by reference.

4.5 Drilling Agreement dated August 26, 1985 for Dyco Oil and Gas Program 1985-2 by and between Dyco Oil and Gas Program 1985-2, Dyco Petroleum Corporation, and Jaye F. Dyer filed as Exhibit 4.5 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

4.6 Program Agreement dated August 26, 1985 for Dyco Oil and Gas Program 1985-2 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

4.7 Amendment to Program Agreement for Dyco Oil and Gas Program 1985-2 Limited Partnership dated February 9, 1989 filed as
          Exhibit 4.7 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorpo-rated by reference.

4.8 Certificate of Limited Partnership, as amended, for Dyco Oil and Gas Program 1985-2 Limited Partnership filed as Exhib-it 4.8 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorpo-rated by reference.

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.


27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.