Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1996-05-10
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1996                    2-92702    (1985-1)
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
                              (Unaudited)

                                ASSETS

                                             March 31,  December 31,
                                               1996         1995
                                            ---------- -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 21,901      $ 58,496
   Accrued oil and gas sales, including
     $28,938 due from related parties
     in 1995 (Note 2) . . . . . . . . . .      54,317        62,222
                                             --------      --------
      Total current assets  . . . . . . .    $ 76,218      $120,718

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     191,385       203,770

DEFERRED CHARGE . . . . . . . . . . . . .       4,741         4,741
                                             --------      --------
                                             $272,344      $329,229
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  6,033      $  9,953
                                             --------      --------
      Total current liabilities . . . . .    $  6,033      $  9,953

ACCRUED LIABILITY . . . . . . . . . . . .    $ 28,432      $ 28,432

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     41 units . . . . . . . . . . . . . .    $  2,379      $  2,908
   Limited Partners, issued and outstanding,
     4,100 units  . . . . . . . . . . . .     235,500       287,936
                                             --------      --------
      Total Partners' capital . . . . . .    $237,879      $290,844
                                             --------      --------
                                             $272,344      $329,229
                                             ========      ========

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------   ----------
REVENUES:
   Oil and gas sales, including
     $59,708 of sales to related
     parties in 1995 (Note 2) . . . . . .      $85,811     $110,161
   Interest . . . . . . . . . . . . . . .          634          477
                                               -------     --------
                                               $86,445     $110,638
                                               -------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $26,757     $ 43,330
   Depreciation, depletion, and amortization of
     oil and gas properties . . . . . . .       13,064       30,915
   General and administrative (Note 2)  .       16,769       16,385
                                               -------     --------
                                               $56,590     $ 90,630
                                               -------     --------

NET INCOME  . . . . . . . . . . . . . . .      $29,855     $ 20,008
                                               =======     ========
GENERAL PARTNER (1%) - net income . . . .      $   299     $    200
                                               =======     ========
LIMITED PARTNERS (99%) - net income   . .      $29,556     $ 19,808
                                               =======     ========
NET INCOME PER UNIT . . . . . . . . . . .      $     7     $      5
                                               =======     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,141        4,141
                                               =======     ========


                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . .      $29,855      $20,008
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       13,064       30,915
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .        7,905     ( 15,965)
     Increase (decrease) in accounts payable  (  3,920)       1,090
                                               -------      -------
      Net cash provided by operating
      activities  . . . . . . . . . . . .      $46,904      $36,048
                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     ($ 1,586)    ($15,602)
   Retirements of oil and gas properties           907          -
                                               -------      -------
      Net cash used by investing
      activities  . . . . . . . . . . . .     ($   679)    ($15,602)
                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .     ($82,820)     $   -
                                               -------      -------

      Net cash used by financing activities   ($82,820)     $   -
                                               -------      -------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .     ($36,595)     $20,446

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .       58,496       39,697
                                               -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $21,901      $60,143
                                               =======      =======

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                            March 31,  December 31,
                                               1996         1995
                                            ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 10,934      $154,512
   Accrued oil and gas sales, including
     $12,336 due from related parties
     in 1995 (Note 2) . . . . . . . . . .      31,115        41,489
                                             --------      --------
      Total current assets  . . . . . . .    $ 42,049      $196,001

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      82,872        82,060

DEFERRED CHARGE . . . . . . . . . . . . .      28,337        28,337
                                             --------      --------
                                             $153,258      $306,398
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  5,741      $  9,025
                                             --------      --------
      Total current liabilities . . . . .    $  5,741      $  9,025

ACCRUED LIABILITY . . . . . . . . . . . .    $ 10,114      $ 10,114

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     44 units . . . . . . . . . . . . . .    $  1,373      $  2,872
   Limited Partners, issued and outstanding,
     4,330 units  . . . . . . . . . . . .     136,030       284,387
                                             --------      --------
      Total Partners' capital . . . . . .    $137,403      $287,259
                                             --------      --------
                                             $153,258      $306,398
                                             ========      ========


                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996        1995
                                              --------    ---------

REVENUES:
   Oil and gas sales, including
     $16,777 of sales to related
     parties in 1995 (Note 2) . . . . . .      $45,624      $67,756
   Interest . . . . . . . . . . . . . . .        1,125           10
                                               -------      -------
                                               $46,749      $67,766
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $21,585      $33,588
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .        5,526       19,025
   General and administrative (Note 2)  .       16,404       16,445
                                               -------      -------
                                               $43,515      $69,058
                                               -------      -------

NET INCOME (LOSS)   . . . . . . . . . . .      $ 3,234     ($ 1,292)
                                               =======      =======
GENERAL PARTNER (1%) - net income (loss)       $    32     ($    13)
                                               =======      =======
LIMITED PARTNERS (99%) - net income (loss)     $ 3,202     ($ 1,279)
                                               =======      =======
NET INCOME (LOSS) PER UNIT  . . . . . . .      $     1      $   -
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        4,374        4,374
                                               =======      =======

                  The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . .       $  3,234   ($ 1,292)
   Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .          5,526     19,025
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .         10,374   (  8,485)
     Decrease in deferred charge  . . . .          -          1,596
     Decrease in accounts payable . . . .      (   3,284)  (    131)
                                                 --------   -------
      Net cash provided by operating
      activities  . . . . . . . . . . . .       $ 15,850    $10,713
                                                --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .      ($  6,350)   $   -
   Retirements of oil and gas properties              12        -
                                                --------    -------
      Net cash used by investing activities    ($  6,338)   $   -
                                                --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .      ($153,090)   $   -
                                                --------    -------

      Net cash used by financing
      activities: . . . . . . . . . . . .      ($153,090)   $   -
                                                --------    -------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .      ($143,578)   $10,713

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .        154,512      5,733
                                                --------    -------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .       $ 10,934    $16,446
                                                ========    =======

                  The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1. ACCOUNTING POLICIES
   -------------------

   The balance sheets as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the
   "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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


2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 the 1985-1 Program incurred such expenses totaling $16,769 and $16,385, respectively, of which $10,710 and $10,710 were paid to Dyco. During the three months ended March 31, 1996 and 1995 the 1985-2 Program incurred such expenses totaling $16,404 and $16,445, respectively, of which $10,068 and $10,068 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended March 31, 1995 these sales for the 1985-1 Program totaled $59,708. At December 31, 1995, accrued oil and gas sales for the 1985-1 Program included $28,938 due from Premier. During the three months ended March 31, 1995 these sales for the 1985-2 Program totaled $16,777. At December 31, 1995, accrued oil and gas sales for the 1985-2 Program included $12,336 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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


RESULTS OF OPERATIONS
- ---------------------

     1985-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                   --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales              $85,811       $110,161
        Oil and gas production
          expenses                     $26,757       $ 43,330
        Barrels produced                    52          2,179
        Mcf produced                    51,087         51,535
        Average price/Bbl              $ 18.63       $  18.65
        Average price/Mcf              $  1.66       $   1.35

     As shown in the table above, oil and gas sales decreased 22.1% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to a decrease in volumes of oil sold, partially offset by an increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 2,127 barrels and 448 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in volumes of oil sold was primarily due to the sale of two of the 1985-1 Program's significant oil producing wells. Average oil prices decreased slightly to $18.63 per barrel for the three months ended March 31, 1996 from $18.65 per barrel for the three months ended March 31, 1995, while average natural gas prices increased to $1.66 per Mcf for the three months ended March 31, 1996 from $1.35 per Mcf for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,573 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of oil sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 31.2% for the three months ended March 31, 1996 from 39.3% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $17,851 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) a valuation allowance for oil and gas properties recorded during 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of the 1985-1 Program's previous reserve estimates at December 31, 1995, and (iii) the decrease in volumes of oil sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 15.2% for the three months ended March 31, 1996 from 28.1% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses increased to 19.5% for the three months ended March 31, 1996 from 14.9% for the three months ended March 31, 1995. This percentage increase was primarily due to the decrease in oil and gas sales during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     1985-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales              $45,624        $67,756
        Oil and gas production
         expenses                      $21,585        $33,588
        Barrels produced                 1,088          2,430
        Mcf produced                    17,237         20,197
        Average price/Bbl              $ 17.75        $ 17.35
        Average price/Mcf              $  1.53        $  1.27

     As shown in the table above, oil and gas sales decreased 32.7% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to decreases in the volumes of oil and natural gas sold, partially offset by an increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 1,342 barrels and 2,960 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in volumes of oil sold was primarily due to the sale of several of the 1985-2 Program's wells. The decrease in volumes of natural gas sold was primarily due to downward prior period volume adjustments during the three months ended March 31, 1996. Average oil and natural gas prices increased to $17.75 per barrel and $1.53 per Mcf for the three months ended March 31, 1996 from $17.35 per barrel and $1.27 per Mcf for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,003 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 47.3% for the three months ended March 31, 1996 from 49.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $13,499 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 12.1% for the three months ended March 31, 1996 from 28.1% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses increased to 36.0% for the three months ended March 31, 1996 from 24.3% for the three months ended March 31, 1995. This percentage increase was primarily due to the decrease in oil and gas sales during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                           PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                           PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     May 9, 1996    By:   /s/Dennis R. Neill
                              -------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:     May 9, 1996    By:   /s/Patrick M. Hall
                              --------------------------
                                   (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.