Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1996-08-07
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended             Commission File Number
         June 30, 1996                  2-92702    (1985-1)
                                        2-92702-01 (1985-2)


                    DYCO 1985 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                         41-1498087 (1985-1)
          Minnesota                      41-1498086 (1985-2)
   (State or other jurisdiction     (I.R.S. Employer Identification
       of incorporation or                     Number)
        organization)




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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 62,263      $ 58,496
  Accrued oil and gas sales, including
   $28,938 due from related parties
   in 1995 (Note 2)                        58,093        62,222
                                         --------      --------
     Total current assets                $120,356      $120,718

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    180,912       203,770

DEFERRED CHARGE                             4,741         4,741
                                         --------      --------
                                         $306,009      $329,229
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  5,629      $  9,953
                                         --------      --------
     Total current liabilities           $  5,629      $  9,953

ACCRUED LIABILITY                          28,432        28,432

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 41 units                    2,719         2,908
  Limited Partners, issued and
   outstanding 4,100 units                269,229       287,936
                                         --------      --------
     Total Partners' capital             $271,948      $290,844
                                         --------      --------
                                         $306,009      $329,229
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $64,273 of sales to related
   parties in 1995 (Note 2)              $81,250      $122,488
  Interest                                   271           720
                                         -------      --------
                                         $81,521      $123,208

COST AND EXPENSES:
  Oil and gas production                 $22,702      $ 33,521
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             10,473        36,819
  General and administrative (Note 2)     14,277        15,106
                                         -------      --------
                                         $47,452      $ 85,446
                                         -------      --------

NET INCOME                               $34,069      $ 37,762
                                         =======      ========
GENERAL PARTNER (1%) - net
  income                                 $   341      $    378
                                         =======      ========
LIMITED PARTNERS (99%) - net
  income                                 $33,728      $ 37,384
                                         =======      ========
NET INCOME PER UNIT                      $     8      $      9
                                         =======      ========
UNITS OUTSTANDING                          4,141         4,141
                                         =======      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                         -------      --------

REVENUES:
  Oil and gas sales, including
   $123,981 of sales to related
   parties in 1995 (Note 2)              $167,061     $232,649
  Interest                                    905        1,197
                                         --------     --------
                                         $167,966     $233,846

COST AND EXPENSES:
  Oil and gas production                 $ 49,459     $ 76,851
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              23,537       67,734
  General and administrative (Note 2)      31,046       31,491
                                         --------     --------
                                         $104,042     $176,076
                                         --------     --------

NET INCOME                               $ 63,924     $ 57,770
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    639     $    578
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 63,285     $ 57,192
                                         ========     ========
NET INCOME PER UNIT                      $     15     $     14
                                         ========     ========
UNITS OUTSTANDING                           4,141        4,141
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $63,924       $57,770
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           23,537        67,734
   Decrease (increase) in accrued oil
     and gas sales                         4,129      ( 55,492)
   Decrease in accounts payable         (  4,324)     (     73)
                                         -------       -------
   Net cash provided by operating
     activities                          $87,266       $69,939
                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 1,586)     ($27,368)
  Retirements of oil and gas
   properties                                907           -
                                         -------       -------
   Net cash used by investing
     activities                         ($   679)     ($27,368)
                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($82,820)      $   -
                                         -------       -------
   Net cash used by financing
     activities                         ($82,820)      $   -
                                         -------       -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 3,767       $42,571

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     58,496        39,697
                                         -------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $62,263       $82,268
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 31,247      $154,512
  Accrued oil and gas sales, including
   $12,336 due from related parties
   in 1995 (Note 2)                        31,519        41,489
                                         --------      --------
     Total current assets                $ 62,766      $196,001

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     78,796        82,060

DEFERRED CHARGE                            28,337        28,337
                                         --------      --------
                                         $169,899      $306,398
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  6,175      $  9,025
                                         --------      --------
     Total current liabilities           $  6,175      $  9,025

ACCRUED LIABILITY                          10,114        10,114

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 44 units                    1,535         2,872
  Limited Partners, issued and
   outstanding 4,330 units                152,075       284,387
                                         --------      --------
     Total Partners' capital             $153,610      $287,259
                                         --------      --------
                                         $169,899      $306,398
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $21,391 of sales to related
   parties in 1995 (Note 2)              $59,585       $62,851
  Interest                                   117            49
                                         -------       -------
                                         $59,702       $62,900

COST AND EXPENSES:
  Oil and gas production                 $24,451       $27,823
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,208        16,902
  General and administrative (Note 2)     13,836        14,693
                                         -------       -------
                                         $43,495       $59,418
                                         -------       -------

NET INCOME                               $16,207       $ 3,482
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   162       $    35
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $16,045       $ 3,447
                                         =======       =======
NET INCOME PER UNIT                      $     4       $     1
                                         =======       =======
UNITS OUTSTANDING                          4,374         4,374
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996         1995
                                        ---------    ---------

REVENUES:
  Oil and gas sales, including
   $38,168 of sales to related
   parties in 1995 (Note 2)              $105,209     $130,607
  Interest                                  1,242           59
                                         --------     --------
                                         $106,451     $130,666

COST AND EXPENSES:
  Oil and gas production                 $ 46,036     $ 61,411
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              10,734       35,927
  General and administrative (Note 2)      30,240       31,138
                                         --------     --------
                                         $ 87,010     $128,476
                                         --------     --------

NET INCOME                               $ 19,441     $  2,190
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    194     $     22
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 19,247     $  2,168
                                         ========     ========
NET INCOME PER UNIT                      $      4     $      1
                                         ========     ========
UNITS OUTSTANDING                           4,374        4,374
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 19,441      $ 2,190
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            10,734       35,927
   Increase in accounts receivable -
     related party                            -       ( 15,345)
   Decrease (increase) in accrued oil
     and gas sales                          9,970     (     36)
   Decrease in accounts payable         (   2,850)    (  1,140)
                                         --------      -------
   Net cash provided by operating
     activities                          $ 37,295      $21,596
                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($  7,716)     $   -
  Retirements of oil and gas
    properties                                246        4,926
                                         --------      -------
   Net cash provided (used) by
     investing activities               ($  7,470)     $ 4,926
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($153,090)     $   -
                                         --------      -------
   Net cash used by financing
     activities                         ($153,090)     $   -
                                         --------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($123,265)     $26,522

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     154,512        5,733
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 31,247      $32,255
                                         ========      =======

              The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 the 1985-1 Program incurred such expenses totaling $14,277 and $15,106, respectively, of which $10,710 and $10,710 were paid to Dyco. During the six months ended June 30, 1996 and 1995 the 1985-1 Program incurred such expenses totaling $31,046 and $31,491, respectively, of which $21,420 and $21,420 were paid to Dyco. During the three months ended June 30, 1996 and 1995 the 1985-2 Program incurred such expenses totaling $13,836 and $14,693, respectively, of which $10,068 and $10,068 were paid to Dyco. During the six months ended June 30, 1996 and 1995 the 1985-2 Program incurred such expenses totaling $30,240 and $31,138, respectively, of which $20,136 and $20,136 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended June 30, 1995 these sales for the 1985-1 Program totaled $64,273. During the six months ended June 30, 1995 these sales for the 1985-1 Program totaled $123,981. At December 31, 1995, accrued oil and gas sales for the 1985-1 Program included $28,938 due from Premier. During the three months ended June 30, 1995 these sales for the 1985-2 Program totaled $21,391. During the six months ended June 30, 1995 these sales for the 1985-2 Program totaled $38,168. At December 31, 1995, accrued oil and gas sales for the 1985-2 Program included $12,336 due from Premier.

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

RESULTS OF OPERATIONS
- ---------------------

     1985-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                         -------        --------
      Oil and gas sales                  $81,250        $122,488
      Oil and gas production expenses    $22,702        $ 33,521
      Barrels produced                        60           1,751
      Mcf produced                        35,994          67,099
      Average price/Bbl                  $ 22.40        $  20.07
      Average price/Mcf                  $  2.22        $   1.30

     As shown in the table above, oil and gas sales decreased $41,238 (33.7%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $106,931 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $61,731 increase related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased 1,691 barrels and 31,105 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in volumes of oil sold was primarily due to the sale of two of the 1985-1 Program's significant oil producing wells. The decrease in volumes of natural gas sold was due to (i) normal declines in production due to diminished natural gas reserves on one well and (ii) a gas balancing adjustment made by the operator on one significant well for the three months ended June 30, 1996. Average oil and natural gas prices increased to $22.40 per barrel and $2.22 per Mcf, respectively, for the three months ended June 30, 1996 from $20.07 per barrel and $1.30 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,819 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to the sale of two of the 1985-1 Program's wells. As a percentage of oil and gas sales, these expenses remained relatively constant at 27.9% for the three months ended June 30, 1996 as compared to 27.4% for the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $26,346 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) a valuation allowance for oil and gas properties recorded during the last half of 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 12.9% for the three months ended June 30, 1996 from 30.1% for the three months ended June 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward revisions of reserve estimates and the valuation allowance as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 17.6% for the three months ended June 30, 1996 from 12.3% for the three months ended June 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $167,061        $232,649
      Oil and gas production expenses   $ 49,459        $ 76,851
      Barrels produced                       112           3,930
      Mcf produced                        87,081         118,634
      Average price/Bbl                 $  20.65        $  19.28
      Average price/Mcf                 $   1.89        $   1.32

     As shown in the table above, oil and gas sales decreased $65,588 (28.2%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this decrease, $138,477 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $67,621 increase related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased 3,818 barrels and 31,553 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in volumes of oil sold was primarily due to the sale of two of the 1985-1 Program's wells. The decrease in the volumes of natural gas sold was due to (i) normal declines in production due to diminished natural gas reserves and (ii) a gas balancing adjustment made by the operator on one significant well for the six months ended
     June 30, 1996. Average oil and natural gas prices increased to $20.65 per barrel and $1.89 per Mcf, respectively, for the six months ended June 30, 1996 from $19.28 per barrel and $1.32 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,392 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to the sale of two of the 1985-1 Program's wells. As a percentage of oil and gas sales, these expenses decreased to 29.6% for the six months ended June 30, 1996 from 33.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $44,197 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) a valuation allowance for oil and gas properties recorded during the last half of 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 14.1% for the six months ended June 30, 1996 from 29.1% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward revisions of reserve estimates and the valuation allowance as discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 18.6% for the six months ended June 30, 1996 from 13.5% for the six months ended June 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     1985-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                         -------         -------
      Oil and gas sales                  $59,586         $62,851
      Oil and gas production expenses    $24,451         $27,823
      Barrels produced                     1,156           1,638
      Mcf produced                        16,882          24,628
      Average price/Bbl                  $ 19.49         $ 18.07
      Average price/Mcf                  $  2.20         $  1.35

     As shown in the table above, oil and gas sales decreased $3,265 (5.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $26,435 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $23,260 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased 482 barrels and 7,746 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in volumes of oil sold was primarily due to the sale of several of the 1985-2 Program's wells. The decrease in volumes of natural gas sold was primarily due to (i) downward prior period volume adjustments made by the purchaser on one well during the three months ended June 30, 1996, and (ii) a positive prior period adjustment made by the purchaser on another well during the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.49 per barrel and $2.20 per Mcf, respectively, for the three months ended June 30, 1996 from $18.07 per barrel and $1.35 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,372 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to the sale of several of the 1985-2 Program's wells. As a percentage of oil and gas sales, these expenses decreased to 41.0% for the three months ended June 30, 1996 from 44.3% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $11,694 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) the sale of several of the
     1985-2 Program's wells which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and
     (iii) the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 8.7% for the three months ended June 30, 1996 from 26.9% for the three months ended June 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward revisions of reserve estimates and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.2% for the three months ended June 30, 1996 as compared to 23.4% for the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $105,209        $130,607
      Oil and gas production expenses   $ 46,036        $ 61,411
      Barrels produced                     2,244           4,068
      Mcf produced                        34,119          44,825
      Average price/Bbl                 $  18.64        $  17.64
      Average price/Mcf                 $   1.86        $   1.31

     As shown in the table above, oil and gas sales decreased $25,398 (19.4%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this decrease, $53,912 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $28,722 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,824 barrels and 10,706 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in volumes of oil sold was primarily due to the sale of several of the 1985-2 Program's wells. The decrease in volumes of natural gas sold was primarily due to (i) downward prior period volume adjustments made by the purchaser on one well during the six months ended June 30, 1996, and (ii) positive prior period volume adjustments made by the purchaser on another well during the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.64 per barrel and $1.86 per Mcf, respectively, for the six months ended June 30, 1996 from $17.64 per barrel and $1.31 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,375 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to the sale of several of the 1985-2 Program s wells. As a percentage of oil and gas sales, these expenses decreased to 43.8% for the six months ended June 30, 1996 from 47.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $25,193 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) the sale of several of the 1985-2 Program's wells which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and
     (iii) the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 10.2% for the six months ended June 30, 1996 from 27.5% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward reserve revisions and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 28.7% for the six months ended June 30, 1996 from 23.8% for the six months ended June 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 7, 1996    By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 7, 1996    By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.