Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1996-11-05
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended             Commission File Number
      September 30, 1996                2-92702    (1985-1)
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
                              (Unaudited)

                                ASSETS
                                      September 30, December 31,
                                          1996          1995
                                      ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 33,848      $ 58,496
  Accrued oil and gas sales, including
   $28,938 due from related parties
   in 1995 (Note 2)                         53,636        62,222
                                          --------      --------
     Total current assets                 $ 87,484      $120,718

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     165,303       203,770

DEFERRED CHARGE                              4,741         4,741
                                          --------      --------
                                          $257,528      $329,229
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  5,760      $  9,953
                                          --------      --------
     Total current liabilities            $  5,760      $  9,953

ACCRUED LIABILITY                           28,432        28,432

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 41 units                     2,233         2,908
  Limited Partners, issued and
   outstanding, 4,100 units                221,103       287,936
                                          --------      --------
     Total Partners' capital              $223,336      $290,844
                                          --------      --------
                                          $257,528      $329,229
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      ---------

REVENUES:
  Oil and gas sales, including
   $52,305 of sales to related
   parties in 1995 (Note 2)             $107,842      $ 79,977
  Interest                                   810           981
                                        --------      --------
                                        $108,652      $ 80,958

COST AND EXPENSES:
  Oil and gas production                $ 25,701      $ 37,899
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             15,730        24,304
  Impairment provision (Note 1)              -          45,262
  General and administrative (Note 2)     12,308        11,963
                                        --------      --------
                                        $ 53,739      $119,428
                                        --------      --------

NET INCOME (LOSS)                       $ 54,913     ($ 38,470)
                                        ========      ========
GENERAL PARTNER (1%) - net
  income (loss)                         $    549     ($    385)
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income (loss)                         $ 54,364     ($ 38,085)
                                        ========      ========
NET INCOME (LOSS) PER UNIT              $  13.26     ($   9.20)
                                        ========      ========
UNITS OUTSTANDING                          4,141         4,141
                                        ========      ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $176,286 of sales to related
   parties in 1995 (Note 2)              $274,903     $312,626
  Interest                                  1,715        2,178
                                         --------     --------
                                         $276,618     $314,804

COST AND EXPENSES:
  Oil and gas production                 $ 75,160     $114,750
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              39,267       92,038
  Impairment provision (Note 1)               -         45,262
  General and administrative (Note 2)      43,354       43,454
                                         --------     --------
                                         $157,781     $295,504
                                         --------     --------

NET INCOME                               $118,837     $ 19,300
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,188     $    193
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $117,649     $ 19,107
                                         ========     ========
NET INCOME PER UNIT                      $  28.70     $   4.61
                                         ========     ========
UNITS OUTSTANDING                           4,141        4,141
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                          1996          1995
                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $118,837      $ 19,300
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           39,267        92,038
   Impairment provision                      -          45,262
   Decrease (increase) in accrued oil
     and gas sales                         8,586     (  21,496)
   Decrease in accounts payable        (   4,193)    (     437)
                                        --------      --------
   Net cash provided by operating
     activities                         $162,497      $134,667
                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties  ($  1,706)    ($ 27,440)
  Retirements of oil and gas
   properties                                906           -
                                        --------      --------
   Net cash used by investing
     activities                        ($    800)    ($ 27,440)
                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($186,345)    ($124,230)
                                        --------      --------
   Net cash used by financing
     activities                        ($186,345)    ($124,230)
                                        --------      --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          ($ 24,648)    ($ 17,003)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     58,496        39,697
                                        --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $ 33,848      $ 22,694
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 57,607      $154,512
  Accrued oil and gas sales, including
   $12,336 due from related parties
   in 1995 (Note 2)                         30,978        41,489
                                          --------      --------
     Total current assets                 $ 88,585      $196,001

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      66,972        82,060

DEFERRED CHARGE                             28,337        28,337
                                          --------      --------
                                          $183,894      $306,398
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  6,441      $  9,025
                                          --------      --------
     Total current liabilities            $  6,441      $  9,025

ACCRUED LIABILITY                           10,114        10,114

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 44 units                     1,673         2,872
  Limited Partners, issued and
   outstanding, 4,330 units                165,666       284,387
                                          --------      --------
     Total Partners' capital              $167,339      $287,259
                                          --------      --------
                                          $183,894      $306,398
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $16,127 of sales to related
   parties in 1995 (Note 2)              $55,749       $78,684
  Interest                                   301           393
                                         -------       -------
                                         $56,050       $79,077

COST AND EXPENSES:
  Oil and gas production                 $26,146       $35,625
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              4,422        22,870
  General and administrative (Note 2)     11,753        11,381
                                         -------       -------
                                         $42,321       $69,876
                                         -------       -------

NET INCOME                               $13,729       $ 9,201
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   137       $    92
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $13,592       $ 9,109
                                         =======       =======
NET INCOME PER UNIT                      $  3.14       $  2.08
                                         =======       =======
UNITS OUTSTANDING                          4,374         4,374
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                        ---------    ---------

REVENUES:
  Oil and gas sales, including
   $54,295 of sales to related
   parties in 1995 (Note 2)              $160,958     $209,291
  Interest                                  1,543          452
                                         --------     --------
                                         $162,501     $209,743

COST AND EXPENSES:
  Oil and gas production                 $ 72,182     $ 97,036
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              15,156       58,797
  General and administrative (Note 2)      41,993       42,519
                                         --------     --------
                                         $129,331     $198,352
                                         --------     --------

NET INCOME                               $ 33,170     $ 11,391
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    332     $    114
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 32,838     $ 11,277
                                         ========     ========
NET INCOME PER UNIT                      $   7.58     $   2.58
                                         ========     ========
UNITS OUTSTANDING                           4,374        4,374
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 33,170      $11,391
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            15,156       58,797
   Decrease (increase) in accrued oil
     and gas sales                         10,511     ( 13,500)
   Decrease in accounts payable         (   2,584)    (  1,214)
                                         --------      -------
   Net cash provided by operating
     activities                          $ 56,253      $55,474
                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($  7,716)     $   -
  Retirements of oil and gas
    properties                              7,648        4,926
                                         --------      -------
   Net cash provided (used) by
     investing activities               ($     68)     $ 4,926
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($153,090)     $   -
                                         --------      -------
   Net cash used by financing
     activities                         ($153,090)     $   -
                                         --------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 96,905)     $60,400

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     154,512        5,733
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 57,607      $66,133
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995, the unamortized cost of oil and gas properties exceeded the full cost ceiling by $45,262 on the 1985-1 Program. This excess was charged to expense during the three and nine months ended September 30, 1995. No such impairment provision was incurred during the three or nine months ended September 30, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 the 1985-1 Program incurred such expenses totaling $12,308 and $11,963, respectively, of which $10,710 and $10,710 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 the 1985-1 Program incurred such expenses totaling $43,354 and $43,454, respectively, of which $32,130 and $32,130 were paid to Dyco. During the three months ended September 30, 1996 and 1995 the 1985-2 Program incurred such expenses totaling $11,753 and $11,381, respectively, of which $10,068 and $10,068 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 the 1985-2 Program incurred such expenses totaling $41,993 and $42,519, respectively, of which $30,204 and $30,204 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended September 30, 1995 these sales for the 1985-1 Program totaled $52,305. During the nine months ended September 30, 1995 these sales for the 1985-1 Program totaled $176,286. At December 31, 1995, accrued gas sales for the 1985-1 Program included $28,938 due from Premier. During the three months ended September 30, 1995 these sales for the 1985-2 Program totaled $16,127. During the nine months ended September 30, 1995 these sales for the 1985-2 Program totaled $54,295. At December 31, 1995, accrued gas sales for the 1985-2 Program included $12,336 due from Premier.

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

RESULTS OF OPERATIONS
---------------------

     1985-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                           1996           1995
                                         --------        -------
      Oil and gas sales                  $107,842        $79,977
      Oil and gas production expenses    $ 25,701        $37,899
      Barrels produced                        107          1,013
      Mcf produced                         55,644         50,853
      Average price/Bbl                  $  21.80        $ 17.30
      Average price/Mcf                  $   1.96        $  1.23

     As shown in the table above, oil and gas sales increased $27,865 (34.8%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $41,682 was related to the increases in the average price of oil and natural gas sold and $9,390 was related to the increase in the volumes of natural gas sold, partially offset by a $19,751 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 906 barrels, while volumes of natural gas sold increased by 4,791 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the sale of one well during the three months ended September 30, 1995. Average oil and natural gas prices increased to $21.80 per barrel and $1.96 per Mcf, respectively, for the three months ended September 30, 1996 from $17.30 per barrel and

     $1.23 per Mcf, respectively, for the three months ended September
     30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,198 for the three months ended September 30, 1996 as compared to the three months ended September 31, 1995. This decrease resulted primarily from
     (i) the sale of two wells during the three months ended September 30, 1995 and (ii) reduced compression expenses on two other wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.8% for the three months ended September 30, 1996 from 47.4% for the three months ended September 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $8,574 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily due to (i) an impairment provision for oil and gas properties recorded during the last half of 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense decreased to 14.6% for the three months ended September 30, 1996 from 30.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward revisions of reserve estimates and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     As a result of declines in natural gas prices during the three months ended September 30, 1995 the 1985-1 Program recognized a non-cash charge against earnings of $45,262 during the three months ended September 30, 1995. This impairment provision for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from the oil and gas properties. No similar charge was necessary during the three months ended September 30, 1996.

     General and administrative expenses increased $345 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.4% for the three months ended September 30, 1996 from 15.0% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $274,903        $312,626
      Oil and gas production expenses   $ 75,160        $114,750
      Barrels produced                       219           4,943
      Mcf produced                       142,725         169,487
      Average price/Bbl                 $  21.21        $  18.88
      Average price/Mcf                 $   1.92        $   1.29

     As shown in the table above, oil and gas sales decreased $37,723 (12.1%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this decrease, $151,579 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $118,294 increase related to the increases in the average price of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 4,724 barrels and 26,762 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the sale of two wells during the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily due to normal declines in production due to diminished natural gas reserves for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by a prior period adjustment made by the purchaser on one well during the nine months ended September 30, 1995. Average oil and natural gas prices increased to $21.21 per barrel and $1.92 per Mcf, respectively, for the nine months ended September 30, 1996 from $18.88 per barrel and $1.29 per Mcf,respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $39,590 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) the sale of two wells during the nine months ended September 30, 1995, (ii) the abandonment of one well during the nine months ended September 30, 1995, and (iii) surface repair and compression expenses incurred on one well during the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 27.3% for the nine months ended September 30, 1996 from 36.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $52,771 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) an impairment provision for oil and gas properties recorded during the last half of 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 14.3% for the nine months ended September 30, 1996 from 29.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward revisions of previous reserve estimates and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     As a result of declines in natural gas prices during the nine months ended September 30, 1995 the 1985-1 Program recognized a non-cash charge against earnings of $45,262 during the nine months ended September 30, 1995. This impairment provision for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from the oil and gas properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 15.8% for the nine months ended September 30, 1996 from 13.9% for the nine months ended September 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     1985-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                         -------         -------
      Oil and gas sales                  $55,749         $78,684
      Oil and gas production expenses    $26,146         $35,625
      Barrels produced                       761           2,136
      Mcf produced                        16,744          38,459
      Average price/Bbl                  $ 22.82         $ 17.31
      Average price/Mcf                  $  2.29         $  1.08

     As shown in the table above, oil and gas sales decreased $22,935 (29.1%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $81,105 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $58,304 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,375 barrels and 21,715 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 1995 and
     (ii) normal declines in production from diminished oil reserves on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of natural gas sold was primarily due to (i) downward prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1996 and
     (ii) a positive prior period adjustment made by the purchaser on another well during the three months ended September 30, 1995. Average oil and natural gas prices increased to $22.82 per barrel and $2.29 per Mcf, respectively, for the three months ended September 30, 1996 from $17.31 per barrel and $1.08 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,479 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily due to (i) the sale of several wells during 1995 and (ii) a decrease in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 46.9% for the three months ended September 30, 1996 as compared to 45.3% for the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $18,448 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily due to (i) the sale of several wells during 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) decreases in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 7.9% for the three months ended September 30, 1996 from 29.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $372 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 21.1% for the three months ended September 30, 1996 from 14.5% for the three months ended September 30, 1995. This percentage increase was primarily a result of the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $160,958        $209,291
      Oil and gas production expenses   $ 72,182        $ 97,036
      Barrels produced                     3,005           6,204
      Mcf produced                        50,863          83,284
      Average price/Bbl                 $  19.70        $  17.52
      Average price/Mcf                 $   2.00        $   1.21

     As shown in the table above, oil and gas sales decreased $48,333 (23.1%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this decrease, $127,862 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $79,319 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 3,199 barrels and 32,421 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1995 and (ii) normal declines in production from diminished oil reserves during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) the sale of several wells during 1995, (ii) normal declines in production due to diminished natural gas reserves, (iii) downward prior period volume adjustments made by the purchaser on one well during the nine months ended September 30, 1996, and (iv) positive prior period volume adjustments made by the purchaser on another well during the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.70 per barrel and $2.00 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.52 per barrel and $1.21 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,854 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) the sale of several wells during 1995 and (ii) a decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 44.8% for the nine months ended September 30, 1996 from 46.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $43,641 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) the sale of several wells during 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) decreases in volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 9.4% for the nine months ended September 30, 1996 from 28.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the decrease in depreciation, depletion, and amortization of oil and gas properties due to the upward revisions of previous reserve estimates discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 26.1% for the nine months ended September 30, 1996 from 20.3% for the nine months ended September 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 5, 1996       By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 5, 1996       By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.