Form 10-K405
period 1996-12-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1997-02-20
CIK 751255, 751256

                             FORM 10-K405

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-
K405.  Yes   X   No       (Disclosure is contained herein)
                   -----    -----

     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             FORM 10-K405

                    DYCO 1985 OIL AND GAS PROGRAMS
                 (Two Minnesota limited partnerships)


                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    6
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   13
     ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF   LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
     ITEM 5.   MARKET  FOR  THE REGISTRANT'S  LIMITED PARTNERSHIP
               UNITS AND RELATED LIMITED PARTNER MATTERS  . . . .   13
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   16
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   18
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   28
     ITEM 9.   CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   53

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53
     ITEM 10.  DIRECTORS   AND   EXECUTIVE   OFFICERS    OF   THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   53
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   54
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   59
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   60

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   61
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   61
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   64

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

     The limited partnership agreements for each of the Programs (the "Program Agreements") provide that limited partners are allocated 99% of all Program costs and revenues and Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is each Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 32 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Programs' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the Program Agreements permit the Programs to incur borrowings, each Program's operations and expenses are currently funded out of each Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to each of the Programs for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Programs' sole business is the development and production of oil and gas with a concentration on gas. The Programs do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Programs have no backlog of orders and do not participate in research and development activities. The Programs are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

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

     Significant Customers

     Purchases of gas by El Paso Energy Marketing Company ("El Paso") and Sanguine, Ltd. accounted for approximately 74.9% and 17.9%, respectively, of the 1985-1 Program's oil and gas revenues during the year ended December 31, 1996. With respect to the 1985-2 Program, purchases of gas by El Paso and Sanguine, Ltd. accounted for approximately 36.8% and 12.0%, respectively, of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1996. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. Purchases of oil by Mobil Oil Corporation and Koch Oil Company accounted for approximately 15.9% and 14.8%, respectively, of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1996. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Programs to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1996.


                          Well Statistics(1)

                        As of December 31, 1996

                                       1985-1   1985-2
                                       Program  Program
                                       -------  -------

         Gross productive wells(2):
           Oil                             -        3
           Gas                            14       10
                                          --       --
             Total                        14       13

         Net productive wells(3):
           Oil                             -     1.12
           Gas                          1.73     1.17
                                        ----     ----
             Total                      1.73     2.29

----------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but
     0.15 Net Well.


     Drilling Activities

     The Programs participated in no drilling activities for the year ended December 31, 1996.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                          Net Production Data

                                        Year Ended December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
1985-1 Program:
--------------

  Production:
    Oil (Bbls)(1)                         211     6,393     6,437
    Gas (Mcf)(2)                      191,163   224,539   188,883

  Oil and gas sales:
    Oil                              $  4,842  $120,523  $112,534
    Gas                               403,984   293,643   332,046
                                      -------   -------   -------
      Total                          $408,826  $414,166  $444,580
                                      =======   =======   =======

  Total direct operating expenses    $ 93,342  $169,295  $157,550
                                      =======   =======   =======

  Direct operating expenses as a
    percentage of oil and gas sales     22.8%     40.9%     35.4%

  Average sales price:
    Per barrel of oil                  $22.95    $18.85    $17.48
    Per Mcf of gas                       2.11      1.31      1.76

  Direct operating expenses per
    equivalent Mcf of gas(3)           $  .49    $  .64    $  .69


1985-2 Program:
--------------

  Production:
    Oil (Bbls)(1)                       3,971     8,111     9,466
    Gas (Mcf)(2)                       68,927    91,345   129,797

  Oil and gas sales:
    Oil                              $ 81,549  $140,303  $151,246
    Gas                               148,643   108,931   240,621
                                      -------   -------   -------
      Total                          $230,192  $249,234  $391,867
                                      =======   =======   =======

  Total direct operating expenses    $ 77,992  $130,547  $204,143
                                      =======   =======   =======

  Direct operating expenses as a
    percentage of oil and gas sales     33.9%     52.4%     52.1%

  Average sales price:
    Per barrel of oil                  $20.54    $17.30    $15.98
    Per Mcf of gas                       2.16      1.19      1.85

  Direct operating expenses per
    equivalent Mcf of gas(3)           $  .84    $  .93    $ 1.09

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


     Proved Reserves and Net Present Value

     The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Programs' net present value of proved reserves for the year ended December 31, 1995 and substantially higher than average prices received by the Programs in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1996 will actually be realized for such production.

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

                          Proved Reserves and
                          Net Present Values
                         From Proved Reserves

                        As of December 31, 1996

         1985-1 Program:
         --------------

           Estimated proved reserves:
             Gas (Mcf)                            732,477
             Oil and liquids (Bbls)                 1,975

           Net present value
             (discounted at 10% per annum)     $1,402,283

         1985-2 Program:
         --------------

           Estimated proved reserves:
             Gas (Mcf)                            338,081
             Oil and liquids (Bbls)                18,235

           Net present value
             (discounted at 10% per annum)     $  769,749


     No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.

     Significant Properties

                            1985-1 Program
                            --------------

     As of December 31, 1996, the 1985-1 Program's properties consisted of 14 gross (1.73 net) productive wells. The 1985-1 Program also owned a non-working interest in one additional well. Affiliates of the 1985-1 Program operate 6 (40%) of its total wells. As of December 31, 1996, the 1985-1 Program had estimated total proved reserves of 732,477 Mcf of gas and 1,975 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flows of $1,402,283. All of the 1985-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin. All of the 1985-1 Program's properties are located onshore in the continental United States.


                            1985-2 Program
                            --------------

     As of December 31, 1996, the 1985-2 Program's properties consisted of 13 gross (2.29 net) productive wells. The 1985-2 Program also owned a non-working interest in one additional well. Affiliates of the 1985-2 Program operate 5 (36%) of its total wells. As of December 31, 1996, the 1985-2 Program had estimated total proved reserves of 338,081 Mcf of gas and 18,235 barrels of oil, with a present value (discounted at 10% per annum) of estimated future cash flows of $769,749. Substantially all of the 1985-2 Program's reserves are located in the Anadarko Basin. All of the 1985-2 Program's properties are located onshore in the continental United States.

     As of December 31, 1996, the 1985-2 Program's properties in the Anadarko Basin consisted of 13 gross (2.29 net) wells. Affiliates of the 1985-2 Program operate 5 (38%) of such wells. As of December 31, 1996, the 1985-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 336,551 Mcf of gas and approximately 18,235 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $765,650.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the limited partners of either Program during 1996.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Programs do not have an established trading market for their units of limited partnership interest ("Units"). Pursuant to the terms of the Program Agreements, Dyco, as General Partner, is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Programs' reserves and is calculated pursuant to the terms of the Program Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Programs' cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to a Program.

                            1985-1 PROGRAM
                            --------------

                             Repurchase      Cash
                                Price    Distributions
                             ----------  -------------

         1995:
           First Quarter        $101          $ -
           Second Quarter        146            -
           Third Quarter         116           30
           Fourth Quarter        116            -

         1996:
           First Quarter        $ 96          $20
           Second Quarter         96            -
           Third Quarter         102           25
           Fourth Quarter        102            -

         1997:
           First Quarter        $102          (1)

----------

(1)  To be declared in March 1997.

                            1985-2 PROGRAM
                            --------------

                             Repurchase      Cash
                                Price    Distributions
                             ----------  -------------

         1995:
           First Quarter        $23           $ -
           Second Quarter        65             -
           Third Quarter         65             -
           Fourth Quarter        65             -

         1996:
           First Quarter        $30           $35(1)
           Second Quarter        30             -
           Third Quarter         92             -
           Fourth Quarter        92             -

         1997:
           First Quarter        $92           (2)

----------
(1)  Includes proceeds from the sale of oil and gas properties in late
     1995.
(2)  To be declared in March 1997.

     The 1985-1 Program has 4,141 Units outstanding and approximately 1,706 limited partners of record. The 1985-2 Program has 4,374 Units outstanding and approximately 1,676 limited partners of record.

ITEM 6.   SELECTED FINANCIAL DATA

                                    Selected Financial Data

     The following table presents  selected financial data for the Programs.   This data should
be read in conjunction with the financial statements of  the Programs, and the respective notes
thereto,  included elsewhere  in this  Annual Report.   See  "Item 8. Financial  Statements and
Supplementary Data."
                                         1985-1 Program
                                         --------------
                                                           December 31,
                                        --------------------------------------------------
                                          1996      1995      1994      1993       1992
                                        --------  --------  --------  --------  ----------
Summary of Operations:
  Oil and gas sales                     $408,826  $414,166  $444,580  $542,518   $753,638
  Total revenues                         411,171   416,689   446,882   544,058    756,873

  Lease operating expenses                63,559   130,367   117,846   121,325    151,800
  Production taxes                        29,783    38,928    39,704    46,257     67,278
  General and administrative
    expenses                              55,169    55,314    51,307    54,658     59,664
  Depreciation, depletion, and
    amortization of oil and gas
    properties                            27,369    57,994   119,316   131,014    216,044
  Impairment provision                      -       45,262      -         -          -

  Net income                             235,291    88,824   118,709   190,804    262,087
    per Unit                                  57        21        29        46         63
  Cash distributions                     186,345   124,230   289,870   351,985    496,920
    per Unit                                  45        30        70        85        120

Summary Balance Sheet Data:
  Total assets                           375,408   329,229   344,462   508,388    678,464
  Partners' capital                      339,790   290,844   326,250   497,411    658,592


                                         1985-2 Program
                                         --------------

                                                          December 31,
                                      ----------------------------------------------------
                                         1996       1995      1994      1993       1992
                                      ----------  --------  --------  --------  ----------
Summary of Operations
  Oil and gas sales                     $230,192  $249,234  $391,867  $327,655   $456,585
  Total revenues                         232,494   250,411   393,943   329,312    458,228

  Lease operating expenses                61,178   108,975   177,582   107,068    109,688
  Production taxes                        16,814    21,572    26,561    26,234     38,530
  General and administrative
    expenses                              53,296    53,755    49,022    50,984     57,022
  Depreciation, depletion, and
    amortization of oil and gas
    properties                             9,911    23,571   109,543    78,703    124,779

  Net income                              91,295    42,538    31,235    66,323    128,209
    per Unit                                  21        10         7        15         29
  Cash distributions                     153,090      -      218,700   218,700    153,090
    per Unit                                  35      -           50        50         35

Summary Balance Sheet Data:
  Total assets                           244,561   306,398   254,024   442,714    597,439
  Partners' capital                      225,464   287,259   244,721   432,186    584,563

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS


     Use of Forward-Looking Statements and Estimates

     This Annual Report  contains certain forward-looking  statements.
The  words   "anticipate,"  "believe,"  "expect,"   "plan,"  "intend,"
"estimate,"  "project," "could,"  "may," and  similar expressions  are
intended  to  identify forward-looking  statements.   Such  statements
reflect  management's current views with respect  to future events and
financial  performance.   This  Annual  Report  also includes  certain
information which  is, or  is based  upon, estimates and  assumptions.
Such estimates and assumptions  are management's efforts to accurately reflect the condition and operation of the Programs.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties
(including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following  general discussion  should be read  in conjunction with the analysis of results of  operations provided below.  The  most important  variable affecting  the  Programs' revenues  is the  prices
received for  the sale of  oil and gas.   Predicting future  prices is
very difficult.   Concerning past trends, average yearly  wellhead gas
prices in the United States have been relatively volatile for a number of years.  For the  past ten years, such prices have generally been in the  $1.40 to $2.00 per Mcf range, significantly below prices received in the early  1980s.  Average  gas prices in  the last several  months have, however, been somewhat higher than those yearly averages.  It is not known  whether this is a  short-term trend or will  lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in
the "spot  market."   Prices on  the spot market  are subject  to wide
seasonal  and   regional  pricing  fluctuations  due   to  the  highly
competitive nature of the spot market.   In addition, such spot market
sales  are generally short-term in  nature and are  dependent upon the
obtaining  of transportation  services  provided by  pipelines.   Spot
prices for the  Programs' gas increased  from approximately $2.00  per
Mcf at  December 31, 1995 to  approximately $3.57 per  Mcf at December
31,  1996.  Such  prices were  on an MMBTU  basis and  differ from the prices actually received  by the  Programs due  to transportation  and marketing  costs,  BTU adjustments,  and  regional  price and  quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have  recently been higher than the  yearly average
prices of  the late to  mid-1980s and  early 1990s.   It is not  known
whether  this trend  will  continue.   Prices  for the  Programs'  oil
increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and  gas will likely be different from
(and may be  lower than) the  prices in effect  on December 31,  1996.
Primarily due to heating  season demand, year-end prices in  many past years  have tended  to  be higher,  and  in some  cases  significantly higher,  than  the  yearly  average  price  actually  received  by the
Programs for at least the following year.  In particular, it should be noted that December  31, 1996  prices were much  higher than  year-end prices  for the last several  years and substantially  higher than the
average prices received in each of the last several years.   It is not
possible to  predict  whether  the  December  1996  pricing  level  is indicative of a new  trend toward higher energy prices or a short-term
deviation  from  the  recent  history   of  low  to  moderate  prices;
therefore,  management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

                            1985-1 Program
                            --------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total  oil and  gas sales  decreased $5,340  (1.3%) for  the year ended  December 31, 1996  as compared to  the year  ended December 31,
1995.     Of  this  decrease,  approximately   $142,000  and  $70,000,
respectively,  were related  to decreases  in volumes  of oil  and gas sold,  partially  offset by  increases  of  approximately $26,000  and
$180,000, respectively, related to increases in the  average prices of oil and gas sold.  Volumes of oil and gas sold decreased 6,182 barrels and 33,376 Mcf, respectively, for the year ended December  31, 1996 as compared to the year ended December 31, 1995.  The decrease in volumes of  oil sold resulted primarily from the  sale of two wells during the year ended December 31, 1995.  The decrease in volumes of gas sold was primarily due to (i)  normal declines in production due  to diminished gas  reserves  on  several wells  and  (ii)  a  positive prior  period adjustment made by  the purchaser on  two wells during the  year ended
December  31,  1995,  partially  offset  by  a negative  prior  period adjustment made  by the  purchaser on one  well during the  year ended
December 31, 1995.  Average oil and gas prices increased to $22.95 per barrel  and $2.11 per Mcf,  respectively, for the  year ended December
31,  1996 from $18.85 per barrel  and $1.31 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $75,953 (44.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to (i) the sale of two wells during the year ended December 31, 1995, (ii) the abandonment of one well during the year ended December 31, 1995, and (iii) surface repair and compression expenses incurred on another well during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 22.8% for the year ended December 31, 1996 from 40.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.


     Depreciation,  depletion,   and  amortization  of   oil  and  gas
properties  decreased $30,625 (52.8%) for the  year ended December 31,
1996 as compared to the  year ended December 31. 1995.   This decrease
was  primarily due  to (i)  an impairment  provision for  oil and  gas properties recorded during the  last half of 1995 which  decreased the amortizable capitalized costs of  the oil and gas properties,  (ii) an upward revision  of previous  gas  reserve estimates  at December  31,
1996, and (iii)  decreases in the volumes of  oil and gas sold.   As a
percentage of oil and  gas sales, this expense  decreased to 6.7%  for the  year ended  December  31,  1996 from  14.0%  for  the year  ended
December 31, 1995.  This percentage decrease was  primarily due to the dollar decrease  in depreciation,  depletion, and amortization  of oil and gas properties as discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996  as compared to the year ended December 31, 1995.

     As a result of the declines in gas prices during the first part of 1995 the 1985-1 Program recognized a non-cash charge against earnings of $45,262 during the year ended December 31, 1995. This impairment provision for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of estimated future net revenues from such oil and gas properties. No similar charge was necessary during the year ended
December 31, 1996.

     General and administrative  expenses remained relatively constant for  the year ended  December 31, 1996  as compared to  the year ended
December 31,  1995.   As  a percentage  of oil  and  gas sales,  these
expenses  remained constant at 13.4%  for the year  ended December 31,
1996 and for the year ended December 31, 1995.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and  gas sales decreased $30,  414 (6.8%) for the  year ended December  31, 1995 as  compared to the  year ended  December 31,
1994.  Of  this decrease, approximately $85,000 was  due to a decrease in  the average  price of gas  sold, partially offset  by increases of approximately  $47,000 related to an  increase in volumes  of gas sold and approximately $9,000 related  to an increase in the  average price of oil  sold.  Volumes of  oil sold decreased slightly  by 44 barrels, while  volumes of  gas sold increased  35,656 Mcf  for the  year ended
December 31,  1995 as compared  to the year  ended December 31,  1994.
The increase in volumes of gas  sold was primarily due to a recoupment by a purchaser during 1994 of  prior overpayments.  Average oil prices increased to $18.85  per barrel for the  year ended December 31,  1995 from $17.48  per barrel for  the year ended  December 31,  1994, while average  gas prices  decreased to  $1.31  per Mcf  for the  year ended
December  31, 1995 from $1.76 per Mcf  for the year ended December 31,
1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,745 (7.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to workover expenses on several wells incurred in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 40.9% for the year ended
December 31,  1995 from 35.4%  for the year  ended December  31, 1994.
This percentage increase was primarily due to the decrease in oil and gas sales and the dollar increase in oil and gas production expenses.


     Depreciation,  depletion,  and  amortization   of  oil  and   gas
properties decreased  $61,322 (51.4%) for the year  ended December 31,
1995 as compared  to the year ended December 31,  1994.  This decrease was primarily  due to  (i) an  impairment provision  for  oil and  gas properties  recorded  during  1995  which  decreased  the  amortizable capitalized  costs of  the  oil and  gas  properties and  (ii)  upward
revisions  of previous reserve estimates.   As a percentage of oil and
gas sales, this expense decreased to 14.0% for the year ended December
31,  1995 from  26.8% for  the  year ended  December 31,  1994.   This
percentage  decrease  was  primarily  due to  the  dollar  decrease in depreciation, depletion,  and amortization of oil  and gas properties, partially offset by the decrease in oil and gas sales.

     As a  result of declines in  gas prices during the  first part of
1995, the 1985-1 Program recognized a non-cash charge against earnings
of $45,262.   This impairment provision for oil and gas properties was
necessary  due  to the  unamortized costs  of  oil and  gas properties exceeding the present value of estimated future net revenues from such
oil and  gas properties.   No similar charge was  necessary during the
year ended December 31, 1994.

     General and  administrative expenses increased $4,007  (7.8%) for the year ended December 31, 1995 as compared to the  year ended Decem-
ber  31, 1994 primarily  due to an increase  in both professional fees and  printing and postage  expenses.  As  a percentage of  oil and gas sales, these expenses increased  to 13.4% for the year  ended December
31,  1995 from  11.5% for  the  year ended  December 31,  1994.   This
percentage increase was  primarily due to the decrease in  oil and gas sales.


                            1985-2 Program
                            --------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and  gas sales  decreased $19,042 (7.6%)  for the  year ended December 31,  1996 as compared  to the  year ended December  31,
1995.     Of  this   decrease,  approximately  $85,000   and  $48,000,
respectively,  were related  to decreases  in volumes  of oil  and gas sold,  partially  offset by  increases  of  approximately $26,000  and
$89,000,  respectively, related to increases  in the average prices of oil and gas sold.  Volumes of oil and gas sold decreased 4,140 barrels and 22,418 Mcf, respectively, for the year ended  December 31, 1996 as compared to the year ended December 31, 1995.  The decrease in volumes of  oil sold  resulted primarily  from (i) the  sale of  several wells during the year  ended December 31, 1995  and (ii) normal  declines in
production  from  diminished  oil  reserves  on several  wells.    The
decrease  in  volumes of  gas  sold was  primarily due  to  (i) normal declines in production on one well due to diminished  gas reserves and
(ii) downward prior period volume adjustments made by the purchaser on one well during the year ended December 31, 1996.  Average oil and gas prices increased to $20.54 per barrel and $2.16 per Mcf, respectively, for the year ended December 31, 1996 from $17.30 per  barrel and $1.19 per Mcf, respectively, for the year ended December 31, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $52,555 (40.3%) for  the year ended December  31, 1996  as compared to  the year ended  December 31,
1995.   This  decrease was primarily  due to  (i) the  sale of several wells during 1995 and  (ii) a decrease in volumes of  oil and gas sold during the  year ended December 31, 1996 as compared to the year ended
December 31,  1995.   As  a percentage  of oil  and  gas sales,  these
expenses decreased  to 33.9% for the year ended December 31, 1996 from
52.4% for the year  ended December 31, 1995.  This percentage decrease was primarily  due to the  dollar decrease  in oil and  gas production expenses discussed above.

     Depreciation,   depletion,  and  amortization   of  oil  and  gas
properties decreased $13,660  (58.0%) for the year  ended December 31,
1996 as compared to the  year ended December 31, 1995.   This decrease
was  primarily due to (i) the sale  of several wells during 1995 which decreased  the amortizable  capitalized  costs  of  the  oil  and  gas
properties and (ii)  decreases in volumes of  oil and gas sold.   As a
percentage of  oil and gas sales,  this expense decreased  to 4.3% for the year ended December 31, 1996 from 9.5% for the year ended December
31. 1995.  This percentage decrease was primarily due to the increases in the  average prices  of  oil and  gas sold  during  the year  ended
December 31, 1996 as compared to the year ended December 31, 1995.

     General  and administrative expenses remained relatively constant for the  year ended December  31, 1996 as  compared to the  year ended
December  31,  1995.   As a  percentage of  oil  and gas  sales, these
expenses increased to 23.2% for the year ended December  31, 1996 from
21.6% for the year ended December 31, 1995.  This percentage  increase was primarily due to the decrease in oil and gas sales during the year ended December 31,  1996 as  compared to the  year ended December  31,
1995.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas  sales decreased $142,633 (36.4%) for  the year ended December  31, 1995 as  compared to the  year ended  December 31,
1994.     Of  this   decrease,  approximately  $23,000   and  $46,000,
respectively, were due to decreases in volumes of oil and gas sold and approximately $86,000 was due  to a decrease in  the average price  of gas sold, partially  offset by  an increase  of approximately  $12,000 related  to an increase in the average price  of oil sold.  Volumes of oil and gas sold decreased 1,355 barrels and 38,452 Mcf, respectively, for the year  ended December 31,  1995 as compared  to the year  ended
December 31, 1994.  The decrease  in volumes of oil sold was primarily due to  normal declines in production.  The decrease in volumes of gas sold was primarily due to revenues received  during 1994 related to an underproduced  gas balancing position on one well.  Average oil prices increased to $17.30 per  barrel for the  year ended December 31,  1995 from  $15.98 per  barrel for the  year ended December  31, 1994, while average  gas prices  decreased to  $1.19 per  Mcf for  the  year ended
December 31, 1995 from $1.85  per Mcf for the year ended  December 31,
1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $73,596 (36.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to lease operating expenses recognized during 1994 associated with changes in the 1985-2 Program's gas balancing positions, which were caused by reserve revisions. As a percentage of oil and gas sales, these expenses remained relatively constant at 52.4% for the year ended December 31, 1995 as compared to 52.1% for the year ended December 31, 1994.

     Depreciation,   depletion,  and  amortization   of  oil  and  gas
properties decreased $85,972 (78.5%)  for the year ended December  31,
1995 as compared to the  year ended December 31, 1994.   This decrease
was  primarily due to (i) the sale  of several wells during 1995 which decreased  the  amortizable  capitalized  costs  of  the  oil and  gas properties, (ii)  upward revisions of previous  reserve estimates, and
(iii)  the  decrease  in the  volumes  of  oil  and gas  sold.    As a
percentage of  oil and gas sales,  this expense decreased  to 9.5% for the  year  ended  December 31,  1995  from  28.0% for  the  year ended
December 31, 1994.  This percentage  decrease was primarily due to the dollar decrease  in depreciation,  depletion, and amortization  of oil and gas properties,  partially offset by  the decrease in oil  and gas sales.

     General and  administrative expenses increased  $4,733 (9.7%) for the year ended December 31, 1995  as compared to the year ended Decem-
ber 31, 1994  primarily due to an  increase in both  professional fees
and printing and  postage expenses.   As a percentage  of oil and  gas
sales, these expenses increased  to 21.6% for the year  ended December
31,  1995  from 12.5%  for the  year ended  December  31, 1994.   This
percentage increase was  primarily due to the decrease  in oil and gas sales.


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on  a quarterly basis.  See  "Item
5. Market for the Registrant's  Limited Partnership Units and  Related
Limited  Partner Matters."  The  net proceeds from  production are not reinvested in productive assets,  except to the extent that  producing wells  are  improved, or  where methods  are  employed to  permit more efficient  recovery  of  reserves,  thereby resulting  in  a  positive
economic impact.    Assuming  production  levels for  the  year  ended
December  31, 1996, the  1985-1 Program's and  1985-2 Program's proved reserve  quantities  at  December  31,  1996  would  have  a  life  of approximately 3.8  and 4.9 years,  respectively, for gas  reserves and
9.4 and 4.6 years, respectively, for oil reserves.  However, since the
Programs'  reserve  estimates  are based  on  oil  and  gas prices  at
December 31, 1996,  it is possible that a significant  decrease in oil and gas prices from December 31, 1996 levels will reduce such reserves and their corresponding life-span.

     The  Programs'  available  capital  from  the  limited  partners'
subscriptions  has been spent on  oil and gas  drilling activities and there should  be no further  material capital resource  commitments in
the  future.    The  Programs have  no  debt  commitments.    Cash for
operational  purposes  will  be  provided  by  current  oil  and   gas
production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Programs and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Programs will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of either
Program, will range from 1% to 10%.

     The decision to accept any offer for the purchase of a property owned by one or both of the Programs will be made by Dyco after giving due consideration to the offer price and Dyco's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Programs and will be included in the calculation of the Programs' cash distributions for the quarter immediately following the Programs' receipt of the proceeds.

     Following  completion  of any  sale,  the  Programs' quantity  of
proved reserves  will  be reduced.    It  is also  possible  that  the
Programs'  repurchase  values  and  future  cash  distributions  could decline as a result of a reduction of  the Programs' reserve base.  On the  other hand,  Dyco  believes there  will  be beneficial  operating
efficiencies  related to the Programs' remaining properties.   This is
primarily due to  the fact  that the properties  being considered  for sale are more  likely to bear a higher ratio  of operating expenses as compared  to reserves  than the  properties not  being considered  for
sale.   The net effect of such  property sales is difficult to predict as of the date of this Annual Report.

     There can  be  no assurance  as to  the amount  of the  Programs'
future  cash  distributions.    The Programs'  ability  to  make  cash
distributions depends primarily upon the level of  available cash flow generated  by  the  Programs'  operating  activities,  which  will  be affected (either  positively or negatively) by many factors beyond the control of the Programs, including the price of and demand for oil and
gas and  other market and  economic conditions.   Even  if prices  and
costs remain  stable, the amount  of cash available  for distributions will decline over  time (as  the volume of  production from  producing properties declines)  since the Programs are  not replacing production
through acquisitions  of producing  properties and  drilling.   If the
Programs  sell  any  of  their  properties  as  discussed  above,  the
Programs' quantity  of proved reserves will be  reduced; therefore, it is possible that the Programs' future cash distributions could decline as a result of a reduction of the Programs' reserve base.


     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas
Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP


     We have audited the financial statements  of the Dyco Oil and Gas
Program 1985-1  Limited Partnership (a Minnesota  limited partnership)
as  listed in  Item  14(a) of  this  Annual Report.   These  financial
statements are  the responsibility of  the Program's management.   Our
responsibility is to express an opinion  on these financial statements based on our audits.

     We  conducted our  audits in  accordance with  generally accepted auditing  standards.  Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the  financial
statements  are  free of  material  misstatement.   An  audit includes
examining, on a test  basis, evidence supporting the amounts  and dis-
closures  in  the  financial  statements.    An  audit  also  includes
assessing  the accounting  principles used  and significant  estimates made by  management,  as  well  as evaluating  the  overall  financial
statement  presentation.    We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-1 Limited Partnership at December
31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.







                                   COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                                 1996      1995
                                               --------  --------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 86,724  $ 58,496
  Accrued oil and gas sales, including
    $28,938 due from related
    parties at 1995 (Note 2)                     95,458    62,222
                                                -------   -------

    Total current assets                       $182,182  $120,718

NET OIL AND GAS PROPERTIES, utilizing the
  full cost method                              177,707   203,770

DEFERRED CHARGE                                  15,519     4,741
                                                -------   -------

                                               $375,408  $329,229
                                                =======   =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                             $  5,916  $  9,953
                                                -------   -------
    Total current liabilities                  $  5,916  $  9,953

ACCRUED LIABILITY                                29,702    28,432

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 41 Units                         3,398     2,908
  Limited Partners, issued and
    outstanding 4,100 Units                     336,392   287,936
                                                -------   -------

    Total Partners' capital                    $339,790  $290,844
                                                -------   -------

                                               $375,408  $329,229
                                                =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                       1996      1995      1994
                                     --------  --------  --------

REVENUES:
  Oil and gas sales, including
    $217,001 and $332,912
    of sales to related parties
    in 1995 and 1994 (Note 2)        $408,826  $414,166  $444,580
  Interest                              2,345     2,523     2,302
                                      -------   -------   -------

                                     $411,171  $416,689  $446,882

COSTS AND EXPENSES:
  Lease operating                    $ 63,559  $130,367  $117,846
  Production taxes                     29,783    38,928    39,704
  Depreciation, depletion, and
    amortization of oil and gas
    properties                         27,369    57,994   119,316
  Impairment provision                   -       45,262      -
  General and administrative           55,169    55,314    51,307
                                      -------   -------   -------

                                     $175,880  $327,865  $328,173
                                      -------   -------   -------

NET INCOME                           $235,291  $ 88,824  $118,709
                                      =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME    $  2,353  $    888  $  1,187
                                      =======   =======   =======

LIMITED PARTNERS (99%) - NET INCOME  $232,938  $ 87,936  $117,522
                                      =======   =======   =======

NET INCOME per Unit                  $     57  $     21  $     29
                                      =======   =======   =======

UNITS OUTSTANDING                       4,141     4,141     4,141
                                      =======   =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                                  General    Limited
                                  Partner   Partners      Total
                                 --------  ----------  ----------

Balances at December 31, 1993     $4,974    $492,437    $497,411
  Cash distributions             ( 2,899)  ( 286,971)  ( 289,870)
  Net income                       1,187     117,522     118,709
                                   -----     -------     -------

Balances at December 31, 1994     $3,262    $322,988    $326,250
  Cash distributions             ( 1,242)  ( 122,988)  ( 124,230)
  Net income                         888      87,936      88,824
                                   -----     -------     -------

Balances at December 31, 1995     $2,908    $287,936    $290,844
  Cash distributions             ( 1,863)  ( 184,482)  ( 186,345)
  Net income                       2,353     232,938     235,291
                                   -----     -------     -------

Balances at December 31, 1996     $3,398    $336,392    $339,790
                                   =====     =======     =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996        1995        1994
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $235,291    $ 88,824    $118,709
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                       27,369      57,994     119,316
    Impairment provision                 -         45,262        -
    (Increase) decrease in accrued
      oil and gas sales             (  33,236)  (  37,043)     51,313
    (Increase) decrease in deferred
      charge                        (  10,778)  (   4,741)      9,170
    Increase (decrease) in accounts
      payable                       (   4,037)      1,798   (   2,822)
    Increase in accrued liability       1,270      18,375      10,057
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $215,879    $170,469    $305,743
                                      -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil
    and gas properties               $    907    $   -       $  4,455
  Additions to oil and gas
    properties                      (   2,213)  (  27,440)  (   3,321)
                                      -------     -------     -------

  Net cash provided (used) by
    investing activities            ($  1,306)  ($ 27,440)   $  1,134
                                      -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions                ($186,345)  ($124,230)  ($289,870)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($186,345)  ($124,230)  ($289,870)
                                      -------     -------     -------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS               $ 28,228    $ 18,799    $ 17,007

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  58,496      39,697      22,690
                                      -------     -------     -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 86,724    $ 58,496    $ 39,697
                                      =======     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The  Dyco  Oil and  Gas Program  1985-1 Limited  Partnership (the
     "Program"), a Minnesota limited partnership, commenced operations
     on April 1,  1985.   Dyco Petroleum Corporation  ("Dyco") is  the
     General  Partner  of the  Program.    Affiliates  of  Dyco  owned
     1,226.48 (29.6%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production  of
     oil and  gas with a  concentration on gas.   Substantially all of
     the Program's gas reserves are being sold regionally in the "spot
     market."   Due  to  the highly  competitive  nature of  the  spot
     market,  prices on the spot  market are subject  to wide seasonal and regional pricing fluctuations.  In addition, such spot market sales  are generally short-term in  nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major
     Customers.

     Oil and Gas Properties

     Oil  and gas  operations are  accounted for  using the  full cost
     method of  accounting.   All productive and  non-productive costs
     associated with  the acquisition, exploration, and development of
     oil and  gas  reserves are  capitalized.   Capitalized costs  are
     depleted on the  gross revenue method  using estimates of  proved reserves.  The full cost amortization rates per equivalent Mcf of gas  produced during the years ended December 31, 1996, 1995, and
     1994 were $0.14, $0.22,  and $0.52, respectively.   The Program's
     calculation   of   depreci-ation,  depletion,   and  amortization
     includes  estimated  future  expenditures   to  be  incurred   in
     developing   proved  reserves  and  estimated  dismantlement  and
     abandonment costs, net of estimated salvage values.  In the event the  unamortized cost of  oil and gas  properties being amortized exceeds the full cost  ceiling (as defined by the  Securities and
     Exchange Commission  ("SEC")) the excess is charged to expense in the year during which such excess occurs.  In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these  declines may also be charged  to expense
     during  the current  year.   During the  year ended  December 31,
     1995,  the Program charged to  expense an impairment provision of
     $45,262 which  represents the amount  of unamortized oil  and gas properties  which exceeded the full cost ceiling.  No such charge
     was  incurred in  1996  or  1994.    Sales  and  abandonments  of
     properties are accounted for  as adjustments of capitalized costs with no  gain or loss  recognized, unless such  adjustments would significantly  alter the  relationship between  capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred  Charge at  December  31, 1996  and 1995  represents
     costs  deferred   for  lease   operating  expenses   incurred  in
     connection   with  the  Program's   underproduced  gas  imbalance
     position.    At December  31,  1996, cumulative  total  gas sales
     volumes for underproduced wells were less than the Program's pro-
     rata share of  total gas  production from these  wells by  40,861
     Mcf, resulting  in prepaid  lease operating expenses  of $15,519.
     At  December 31,  1995, cumulative  total gas  sales volumes  for underproduced wells  were less than the  Program's pro-rata share of total gas production from these wells by 12,926 Mcf, resulting in prepaid lease operating expenses of $4,741.

     Accrued Liability

     The  Accrued Liability at  December 31, 1996  and 1995 represents
     charges  accrued  for   lease  operating  expenses  incurred   in
     connection   with  the   Program's  overproduced   gas  imbalance
     position.   At  December 31,  1996,  cumulative total  gas  sales
     volumes for  overproduced wells  exceeded the  Program's pro-rata share of total  gas production  from these wells  by 78,205  Mcf,
     resulting in  accrued lease  operating expenses  of $29,702.   At
     December  31,  1995,  cumulative  total  gas  sales  volumes  for overproduced wells exceeded the Program's pro-rata share of total gas production  from  these wells  by  77,514 Mcf,  resulting  in accrued lease operating expenses of $28,432.


     Oil and Gas Sales

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue  recognized at  or near  the Program's  wells under  short-term  purchase  contracts  at  prevailing prices  in accordance  with  arrangements which  are  customary  in the  oil industry.  Sales of  gas applicable to the Program's  interest in producing oil and gas leases are recorded as income when  the gas is  metered  and  title  transferred pursuant  to  the  gas sales contracts  covering  the  Program's  interest  in  gas  reserves.
     During such  times as the Program's  sales of gas exceed  its pro rata  ownership  in a  well, such  sales  are recorded  as income unless  total  sales from  the well  have exceeded  the Program's share of estimated total gas reserves underlying the  property at
     which time such excess is  recorded as a liability.   At December
     31, 1996 and 1995, no such liability was recorded.


     Use of Estimates in Financial Statements

     The  preparation  of  financial  statements  in  conformity  with generally accepted accounting  principles requires management  to make estimates  and assumptions that affect  the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities  at  the date  of  the financial  statements  and the reported amounts  of revenues  and expenses during  the reporting
     period.    Actual  results  could differ  from  those  estimates.
     Further,  accrued oil and gas sales, the deferred charge, and the accrued liability  all involve  estimates which  could materially differ from the actual amounts ultimately realized or incurred in the near  term.  Oil and  gas reserves (see Note  4) also involve significant  estimates  which  could materially  differ  from the actual amounts ultimately realized.

     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under  the terms of the Program's  partnership agreement, Dyco is entitled to receive  a reimbursement for all direct  expenses and general  and administrative, geological, and engineering expenses
     it incurs  on behalf  of the  Program.   During  the years  ended
     December 31, 1996, 1995, and 1994, such expenses totaled $55,169,
     $55,314,  and $51,307,  respectively, of  which $42,840  was paid each year to Dyco and its affiliates.

     Affiliates  of  the  Program  operate certain  of  the  Program's
     properties.   Their  policy  is  to  bill  the  Program  for  all
     customary charges  and cost reimbursements associated  with these activities, together with any compressor rentals, consulting,  or other services provided.

     During 1994 and 1995 the Program sold gas at market  prices to El
     Paso  Energy Marketing  Company,  formerly known  as Premier  Gas
     Company ("El Paso").   El Paso, like other similar  gas marketing
     firms,  then resold such gas  to third parties  at market prices.
     El Paso was  an affiliate of the Program  until December 6, 1995.
     During 1995 and 1994, these sales totaled $217,001  and $332,912, respectively.  At  December 31,  1995 accrued oil  and gas  sales included $28,938 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas revenues of the Program for the years ended December 31, 1996, 1995, and 1994:


      Purchaser                      1996   1995   1994
      ---------                      -----  -----  -----

      El Paso                        74.9%  52.4%  74.9%
      Flying J Oil and Gas, Inc.       -    24.1%  19.2%
      Sanguine, Ltd.                 17.9%    -      -


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


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.


     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                             December 31,
                                     ----------------------------
                                         1996           1995
                                     -------------  -------------

     Proved properties                $20,981,357    $20,980,051

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization           -              -
                                       ----------     ----------

                                      $20,981,357    $20,980,051

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 20,803,650)  ( 20,776,281)
                                       ----------     ----------

     Net oil and gas properties       $   177,707    $   203,770
                                       ==========     ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:


                                         December 31,
                                   -------------------------
                                    1996     1995     1994
                                   -------  -------  -------

     Acquisition of properties     $ -      $  -     $ -
     Exploration costs               -         -       -
     Development costs              2,213    27,440   3,321
                                    -----    ------   -----

     Total costs incurred          $2,213   $27,440  $3,321
                                    =====    ======   =====


     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the
     Program's reserves are  located in the United States  and there are no  proved undeveloped reserves.


                                     1996                   1995                   1994
                              -------------------    -------------------    -------------------
                                 Oil       Gas          Oil       Gas          Oil       Gas
                               (Bbls)     (Mcf)       (Bbls)     (Mcf)       (Bbls)     (Mcf)
                              --------  ---------    --------  ---------    --------  ---------
Proved reserves,
  beginning of year            35,788    597,729      32,723    554,156      24,830    736,601

Revisions of previous
  estimates                   (   444)   242,711       9,458    268,112      14,330      6,438

Sales of reserves(1)(2)       (33,982)  ( 18,334)       -          -           -          -

Purchases of reserves(1)          824    101,534        -          -           -          -

Extensions and
  discoveries                    -          -           -          -           -          -

Production                    (   211)  (191,163)    ( 6,393)  (224,539)    ( 6,437)  (188,883)
                               ------    -------      ------    -------      ------    -------

Proved reserves,
  end of year                   1,975    732,477      35,788    597,729      32,723    554,156
                               ======    =======      ======    =======      ======    =======

Proved developed reserves:
  Beginning of year            35,788    597,729      32,723    554,156       8,499    729,810
                               ------    -------      ------    -------      ------    -------
  End of year                   1,975    732,477      35,788    597,729      32,723    554,156
                               ======    =======      ======    =======      ======    =======
-----------------
(1)  These purchases and sales were non-cash exchanges of oil and gas reserves.
(2) A  significant  portion  of  these  reserves  were  behind  pipe  and would  have  required significant capital expenditures in order to produce the reserves.


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

                   REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP


     We have audited the financial statements of the Dyco Oil and Gas Program 1985-2 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Annual Report. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-2 Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.







                                   COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                                 1996      1995
                                               --------  --------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 86,273  $154,512
  Accrued oil and gas sales, including
    $12,336 due from related parties
    at 1995 (Note 2)                             46,545    41,489
                                                -------   -------
    Total current assets                       $132,818  $196,001

NET OIL AND GAS PROPERTIES, utilizing the
  full cost method                               72,216    82,060

DEFERRED CHARGE                                  39,527    28,337
                                                -------   -------

                                               $244,561  $306,398
                                                =======   =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                             $  6,198  $  9,025
                                                -------   -------

    Total current liabilities                  $  6,198  $  9,025

ACCRUED LIABILITY                                12,899    10,114

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 44 Units                         2,254     2,872
  Limited Partners, issued and
    outstanding, 4,330 Units                    223,210   284,387
                                                -------   -------

    Total Partners' capital                    $225,464  $287,259
                                                -------   -------

                                               $244,561  $306,398
                                                =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                      1996       1995      1994
                                   ----------  --------  --------

REVENUES:
  Oil and gas sales, including
    $71,328 and $97,973 of
    sales to related parties
    in 1995 and 1994 (Note 2)       $230,192   $249,234  $391,867
  Interest                             2,302      1,177     2,076
                                     -------    -------   -------

                                    $232,494   $250,411  $393,943

COSTS AND EXPENSES:
  Lease operating                   $ 61,178   $108,975  $177,582
  Production taxes                    16,814     21,572    26,561
  Depreciation, depletion, and
    amortization of oil and gas
    properties                         9,911     23,571   109,543
  General and administrative          53,296     53,755    49,022
                                     -------    -------   -------

                                    $141,199   $207,873  $362,708
                                     -------    -------   -------

NET INCOME                          $ 91,295   $ 42,538  $ 31,235
                                     =======    =======   =======

GENERAL PARTNER (1%) - NET
  INCOME                            $    913   $    425  $    312
                                     =======    =======   =======

LIMITED PARTNERS (99%) - NET
  INCOME                            $ 90,382   $ 42,113  $ 30,923
                                     =======    =======   =======

NET INCOME per Unit                 $     21   $     10  $      7
                                     =======    =======   =======

UNITS OUTSTANDING                      4,374      4,374     4,374
                                     =======    =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                                  General    Limited
                                  Partner   Partners      Total
                                 --------  ----------  ----------

Balances at December 31, 1993     $4,322    $427,864    $432,186
  Cash distributions             ( 2,187)  ( 216,513)  ( 218,700)
  Net income                         312      30,923      31,235
                                   -----     -------     -------

Balances at December 31, 1994     $2,447    $242,274    $244,721
  Net income                         425      42,113      42,538
                                   -----     -------     -------

Balances at December 31, 1995     $2,872    $284,387    $287,259
  Cash distributions             ( 1,531)  ( 151,559)  ( 153,090)
  Net income                         913      90,382      91,295
                                   -----     -------     -------

Balances at December 31, 1996     $2,254    $223,210    $225,464
                                   =====     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1985-2 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996        1995        1994
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 91,295    $ 42,538    $ 31,235
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                        9,911      23,571     109,543
    (Increase) decrease in accrued
      oil and gas sales             (   5,056)  (     980)      3,918
    (Increase) decrease in deferred
      charge                        (  11,190)  (   7,301)     66,202
    Decrease in accounts payable    (   2,827)  (     278)  (   1,225)
    Increase in accrued liability       2,785      10,114        -
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $ 84,918    $ 67,664    $209,673
                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil
    and gas properties               $  7,329    $105,954    $   -
  Additions to oil and gas
    properties                      (   7,396)  (  24,839)  (   3,733)
                                      -------     -------     -------

  Net cash provided (used) by
    investing activities            ($     67)   $ 81,115   ($  3,733)
                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($153,090)   $   -      ($218,700)
                                      -------     -------     -------

  Net cash used by financing
    activities                      ($153,090)   $   -      ($218,700)
                                      -------     -------     -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              ($ 68,239)   $148,779   ($ 12,760)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                 154,512       5,733      18,493
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 86,273    $154,512    $  5,733
                                      =======     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1985-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 26, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,356.80 (31.0%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1996, 1995, and 1994 were $0.11, $0.17, and $0.59, respectively. The Program's calculation of depreci-ation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, the SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1996 and 1995 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 60,999 Mcf, resulting in prepaid lease operating expenses of $39,527. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 55,379 Mcf, resulting in prepaid lease operating expenses of $28,337.

     Accrued Liability

     The Accrued Liability at December 31, 1996 and 1995 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 19,906 Mcf, resulting in accrued lease operating expenses of $12,899. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 19,766 Mcf, resulting in accrued lease operating expenses of $10,114.


     Oil and Gas Sales

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1996 and 1995, no such liability was recorded.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $53,296, $53,755, and
     $49,022, respectively, of which $40,272 was paid each year to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 and 1994 these sales totaled $71,328 and $97,973, respectively. At December 31, 1995 accrued oil and gas sales included $12,336 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas revenues of the Program for the years ended December 31, 1996, 1995, and 1994:


         Purchaser                 1996   1995   1994
         ---------                -----  -----  -----

         El Paso                  36.8%  28.6%  25.0%
         Sanguine, Ltd.           12.0%    - %  27.9%
         Mobil Oil Corporation    15.9%  14.5%    - %
         Koch Oil Company         14.8%    - %    - %
         National Cooperative
           Refinery                 - %  14.0%    - %
         Phibro Energy Inc.         - %  10.7%    - %

     In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.


     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:



                                             December 31,
                                     ----------------------------
                                         1996           1995
                                     -------------  -------------

     Proved properties                $22,443,455    $22,443,388

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization           -              -
                                       ----------     ----------

                                      $22,443,455    $22,443,388

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 22,371,239)  ( 22,361,328)
                                       ----------     ----------

     Net oil and gas properties       $    72,216    $    82,060
                                       ==========     ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:

                                         December 31,
                                   -----------------------
                                     1996    1995    1994
                                   -------  ------- ------

      Acquisition of properties    $ -      $  -    $ -
      Exploration costs              -         -      -
      Development costs             7,396    24,839  3,733
                                    -----    ------  -----

      Total costs incurred         $7,396   $24,839 $3,733
                                    =====    ======  =====

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the
     Program's reserves are located in the United States.

                                     1996                   1995                   1994
                              -------------------    -------------------    -------------------
                                 Oil       Gas          Oil       Gas          Oil       Gas
                               (Bbls)     (Mcf)       (Bbls)     (Mcf)       (Bbls)     (Mcf)
                              --------  ---------    --------  ---------    --------  ---------
Proved reserves,
  beginning of year            19,285    353,387      23,061    247,825      30,474    399,931

Revisions of previous
  estimates                    10,204     46,689       9,649    206,524       2,053   ( 22,309)

Sales of reserves(1)(2)       ( 7,380)  (  5,145)    ( 5,314)  (  9,617)       -          -

Purchases of reserves(1)           97     12,077        -          -           -          -

Extensions and
  discoveries                    -          -           -          -           -          -

Production                    ( 3,971)  ( 68,927)    ( 8,111)  ( 91,345)    ( 9,466)  (129,797)
                               ------    -------      ------    -------      ------    -------

Proved reserves,
  end of year                  18,235    338,081      19,285    353,387      23,061    247,825
                               ======    =======      ======    =======      ======    =======

Proved developed reserves:
  Beginning of year            19,285    353,387      23,061    247,825      30,474    399,931
                               ------    -------      ------    -------      ------    -------
  End of year                  18,235    338,081      19,285    353,387      23,061    247,825
                               ======    =======      ======    =======      ======    =======

--------------------
(1) The purchases and sales during 1996 were non-cash exchanges of oil and gas reserves.
(2) A  significant portion  of  these  reserves  were  behind  pipe  and  would  have  required significant capital expenditures in order to produce the reserves.


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

           NAME        AGE         POSITION WITH DYCO
     ----------------  ---  --------------------------------
     Dennis R. Neill    44  President and Director

     Patrick M. Hall    38  Chief Financial Officer

     Judy K. Fox        45  Secretary

     The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Geodyne Resources, Inc. and its subsidiaries, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Patrick M. Hall joined the Samson Companies in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Geodyne Resources, Inc. and its subsidiaries, Samson Hydrocarbons Company, and Samson Properties Incorporated.


ITEM 11.  EXECUTIVE COMPENSATION

     The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1996:

         Compensation/Reimbursement to Dyco and its affiliates
                  Three Years Ended December 31, 1996

Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   -------------------------
                                         1996     1995     1994
                                        -------  -------  -------

1985-1 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
      Geological, and Engineering
      Expenses and Direct
      Expenses(4)                       $42,840  $42,840  $42,840

1985-2 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
      Geological, and Engineering
      Expenses and Direct
      Expenses(4)                       $40,272  $40,272  $40,272

----------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of a significant portion of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compen-sation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.

(3) During 1994 and 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995 and 1994, the 1985-1 Program sold $217,001 and $332,912, respectively, of gas to El Paso. For the years ended December 31, 1995 and 1994, the 1985-2 Program sold $71,328 and $97,973, respectively, of gas to El Paso. After December 6, 1995, the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


     As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1996:

                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                         1985-1 Program
                                         --------------
                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -

Dennis R. Neill,  1996     -         -       -         -            -          -         -
President(2)(3)

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $23,348     -       -         -            -          -         -
                  1995   $23,391     -       -         -            -          -         -
                  1996   $25,061     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the 1985-1  Program and attributable  to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No officer or director of Dyco or its affiliates provides full-time services to the 1985-1
     Program and no  individual's salary  or other compensation  reimbursement from the  1985-1
     Program equals or exceeds $100,000 per annum.

                                         1985-2 Program
                                         --------------
                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -

Dennis R. Neill,  1996     -         -       -         -            -          -         -
President(2)(3)

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $21,948     -       -         -            -          -         -
                  1995   $21,989     -       -         -            -          -         -
                  1996   $23,559     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the 1985-2  Program and attributable  to salary  reimbursements do not include any salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No officer or director of Dyco or its affiliates provides full-time services to the 1985-2
     Program and  no individual's salary  or other compensation  reimbursement from  the 1985-2
     Program equals or exceeds $100,000 per annum.

     In  addition  to  the  compensation/reimbursements  noted  above, during the three years  ended December 31, 1996, the  Samson Companies were in the  business of  supplying field and  drilling equipment  and services to affiliated and unaffiliated parties in the industry.  Such companies  may have provided equipment and services for wells in which
the  Programs have  an interest.   These  equipment and  services were
provided  at prices  or rates  equal  to or  less than  those normally charged in  the same  or comparable  geographic  area by  unaffiliated persons or companies dealing  at arm's length.  The operators of these wells bill the  Programs for a  portion of such  costs based upon  the
Programs' interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Programs' Units as of January 31, 1997 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                            Number of Units
                                             Beneficially
                                            Owned (Percent
             Beneficial Owner               of Outstanding)
     ---------------------------------     -----------------

     1985-1 Program:
     --------------

       Samson Resources Company            1,226.48  (29.6%)

       All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)              1,226.48  (29.6%)

     1985-2 Program:
     --------------

       Samson Resources Company            1,356.80  (31.0%)

       All directors, officers, and
         affiliates of Dyco as a group
         and Dyco (5 persons)              1,356.80  (31.0%)


     To the best knowledge of the Programs and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliates of Dyco engage in oil and gas activities independently of the Programs which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Programs and such affiliates also create potential conflicts of interest. An affiliate of Dyco owns a significant amount of the Programs' Units and therefore has an identity of interest with other limited partners with respect to the operations of the Programs.


     In  order  to attempt  to  assure limited  liability  for limited partners as well as  an orderly conduct of business, management of the
Programs  is exercised solely by  Dyco.  The  Program Agreements grant
Dyco  broad  discretionary authority  with  respect  to the  Programs'
participation  in drilling  prospects and  expenditure and  control of
funds,  including borrowings.   These provisions are  similar to those
contained in prospectuses and  partnership agreements for other public
oil and gas partnerships.   Broad discretion as to  general management
of the  Programs involves  circumstances where  Dyco has  conflicts of
interest  and  where   it  must  allocate   costs  and  expenses,   or
opportunities, among the Programs and other competing interests.

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


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1)  Financial   Statements:      The  following   financial
               statements for the Programs as of December 31, 1996 and
               1995  and for the years ended  December 31, 1996, 1995,
               and 1994 are filed as part of this report:

                    Reports of Independent Accountants
                    Balance Sheets
                    Statements of Operations
                    Statements of Partners' Capital
                    Statements of Cash Flows
                    Notes to Financial Statements

          (2)  Financial Statement Schedules:

                    None.

          (3)  Exhibits:

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

             *27.1  Financial   Data   Schedule   containing   summary
                    financial information extracted  from the Dyco Oil
                    and  Gas  Program  1985-1   Limited  Partnership's
                    financial statements as  of December 31, 1996  and
                    for the year ended December 31, 1996.
              *27.2 Financial   Data   Schedule   containing   summary
                    financial  information extracted from the Dyco Oil
                    and  Gas  Program  1985-2   Limited  Partnership's
                    financial statements  as of December 31,  1996 and
                    for the year ended December 31, 1996.

               All other Exhibits are omitted as inapplicable.


               ------------------
               *  Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1996:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1985-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill  President and       Feb. 20, 1997
     ------------------- Director (Principal
        Dennis R. Neill  Executive Officer)

     /s/Patrick M. Hall  Chief Financial     Feb. 20, 1997
     ------------------- Officer (Principal
        Patrick M. Hall  Financial and
                         Accounting Officer)

     /s/Judy K. Fox      Secretary           Feb. 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1985-2
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          Feb. 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial        Feb. 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary              Feb. 20, 1997
     -------------------
        Judy K. Fox

                           INDEX TO EXHIBITS


Exhibit
Number    Description
-------   -----------

4.1       Drilling  Agreement dated April 1, 1985 for Dyco Oil and Gas
          Program 1985-1 by and between Dyco Oil and Gas Program 1985-
          1, Dyco Petroleum  Corporation, and  Jaye F.  Dyer filed  as
          Exhibit 4.1 to Annual Report on Form 10-K for the year ended
          December   31,  1991  on   April  8,  1992   and  is  hereby
          incorporated by reference.

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

*27.1     Financial   Data   Schedule  containing   summary  financial
          information  extracted from  the  Dyco Oil  and Gas  Program
          1985-1  Limited  Partnership's  financial  statements  as of
          December  31, 1996 and for the year ended December 31, 1996.


*27.2     Financial   Data   Schedule  containing   summary  financial
          information  extracted from  the  Dyco Oil  and Gas  Program
          1985-2  Limited  Partnership's  financial  statements  as of
          December 31, 1996 and for the year ended December 31, 1996.


------------------
*  Filed herewith.

