Form 10-Q
period 1997-03-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1997-05-06
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended             Commission File Number
        March 31, 1997                  2-92702    (1985-1)
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
                              (Unaudited)

                                ASSETS
                                        March 31,   December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents             $ 66,225        $ 86,724
  Accrued oil and gas sales               85,241          95,458
                                        --------        --------
     Total current assets               $151,466        $182,182

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                   156,112         177,707

DEFERRED CHARGE                           15,519          15,519
                                        --------        --------
                                        $323,097        $375,408
                                        ========        ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                      $  5,987        $  5,916
                                        --------        --------
     Total current liabilities          $  5,987        $  5,916

ACCRUED LIABILITY                         29,702          29,702

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 41 units                   2,875           3,398
  Limited Partners, issued and
   outstanding, 4,100 units              284,533         336,392
                                        --------        --------
     Total Partners' capital            $287,408        $339,790
                                        --------        --------
                                        $323,097        $375,408
                                        ========        ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------       -------

REVENUES:
  Oil and gas sales                     $149,957       $85,811
  Interest                                 1,033           634
                                        --------       -------
                                        $150,990       $86,445

COST AND EXPENSES:
  Oil and gas production                $ 17,072       $26,757
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             21,595        13,064
  General and administrative (Note 2)     19,770        16,769
                                        --------       -------
                                        $ 58,437       $56,590
                                        --------       -------

NET INCOME                              $ 92,553       $29,855
                                        ========       =======
GENERAL PARTNER (1%) - net
  income                                $    926       $   299
                                        ========       =======
LIMITED PARTNERS (99%) - net
  income                                $ 91,627       $29,556
                                        ========       =======
NET INCOME PER UNIT                     $  22.35       $  7.21
                                        ========       =======
UNITS OUTSTANDING                          4,141         4,141
                                        ========       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                          1997          1996
                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $ 92,553       $29,855
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           21,595        13,064
   Decrease in accrued oil and gas
     sales                                10,217         7,905
   Increase (decrease) in accounts
     payable                                  71      (  3,920)
                                        --------       -------
   Net cash provided by operating
     activities                         $124,436       $46,904
                                        --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                       $    -         $   907
  Additions to oil and gas properties        -        (  1,586)
                                        --------       -------
   Net cash used by investing
     activities                         $    -        ($   679)
                                        --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($144,935)     ($82,820)
                                        --------       -------
   Net cash used by financing
     activities                        ($144,935)     ($82,820)
                                        --------       -------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          ($ 20,499)     ($36,595)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     86,724        58,496
                                        --------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $ 66,225       $21,901
                                        ========       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1997         1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 11,977      $ 86,273
  Accrued oil and gas sales                 28,222        46,545
                                          --------      --------
     Total current assets                 $ 40,199      $132,818

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      68,034        72,216

DEFERRED CHARGE                             39,527        39,527
                                          --------      --------
                                          $147,760      $244,561
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,437      $  6,198
                                          --------      --------
     Total current liabilities            $  4,437      $  6,198

ACCRUED LIABILITY                           12,899        12,899

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 44 units                     1,304         2,254
  Limited Partners, issued and
   outstanding, 4,330 units                129,120       223,210
                                          --------      --------
     Total Partners' capital              $130,424      $225,464
                                          --------      --------
                                          $147,760      $244,561
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                         -------       -------

REVENUES:
  Oil and gas sales                      $39,596       $45,624
  Interest                                   851         1,125
                                         -------       -------
                                         $40,447       $46,749

COST AND EXPENSES:
  Oil and gas production                 $ 3,428       $21,585
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              3,071         5,526
  General and administrative (Note 2)     19,638        16,404
                                         -------       -------
                                         $26,137       $43,515
                                         -------       -------

NET INCOME                               $14,310       $ 3,234
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   143       $    32
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $14,167       $ 3,202
                                         =======       =======
NET INCOME PER UNIT                      $  3.27       $   .74
                                         =======       =======
UNITS OUTSTANDING                          4,374         4,374
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 14,310     $  3,234
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             3,071        5,526
   Decrease in accrued oil and gas
     sales                                 18,323       10,374
   Decrease in accounts payable         (   1,761)   (   3,284)
                                         --------     --------
   Net cash provided by operating
     activities                          $ 33,943     $ 15,850
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                       $  1,111     $     12
  Additions to oil and gas properties         -      (   6,350)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  1,111    ($  6,338)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($109,350)   ($153,090)
                                         --------     --------
   Net cash used by financing
     activities                         ($109,350)   ($153,090)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($ 74,296)   ($143,578)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      86,273      154,512
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 11,977     $ 10,934
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

     The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1997 and 1996 the 1985-1 Program incurred such expenses totaling $19,770 and $16,769, respectively, of which $10,710 was paid each quarter to Dyco and its affiliates. During the three months ended March 31, 1997 and 1996 the 1985-2 Program incurred such expenses totaling $19,638 and $16,404, respectively, of which $10,068 was paid each quarter to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Programs.

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


RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     1985-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      -----------------------------
                                           1997           1996
                                         --------        -------
      Oil and gas sales                  $149,957        $85,811
      Oil and gas production expenses    $ 17,072        $26,757
      Barrels produced                        -               52
      Mcf produced                         70,625         51,087
      Average price/Bbl                  $    -          $ 18.63
      Average price/Mcf                  $   2.12        $  1.66

     As shown in the table above, oil and gas sales increased $64,146 (74.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $32,000 was related to an increase in the average price of gas sold and $32,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 52 barrels, while volumes of gas sold increased 19,538 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase in volumes of gas sold resulted primarily from positive prior period adjustments made by the purchaser on several wells during the three months ended March 31, 1997. Average gas prices increased to $2.12 per Mcf for the three months ended March 31, 1997 from $1.66 per Mcf for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,685 (36.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from credits received from the operators on two wells during the three months ended March 31, 1997 for prior period lease operating expenses, partially offset by an increase in production taxes associated with the increase in gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 11.4% for the three months ended March 31, 1997 from 31.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and increase in the average price of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $8,531 (65.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from (i) the increase in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) a decrease in the gas price used in the valuation of reserves at March 31, 1997. As a percentage of oil and gas sales, this expense decreased to 14.4% for the three months ended March 31, 1997 from 15.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     General and administrative expenses increased $3,001 (17.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the three months ended March 31, 1997 from 19.5% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in gas sales discussed above.

     1985-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $39,596         $45,624
      Oil and gas production expenses    $ 3,428         $21,585
      Barrels produced                       141           1,088
      Mcf produced                        17,200          17,237
      Average price/Bbl                  $ 19.57         $ 17.75
      Average price/Mcf                  $  2.14         $  1.53

     As shown in the table above, oil and gas sales decreased $6,028 (13.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this decrease, approximately $17,000 was related to the decrease in volumes of oil sold, partially offset by an increase of approximately $10,000 related to the increase in the average price of gas sold.

     Volumes of oil and gas sold decreased 947 barrels and 37 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from (i) a negative prior period adjustment made by the purchaser on one well during the three months ended March 31, 1997 and (ii) normal declines in production from diminished oil reserves on two wells. Average oil and gas prices increased to $19.57 per barrel and $2.14 per Mcf, respectively, for the three months ended March 31, 1997 from $17.75 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,157 (84.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) credits received from the operator on one well during the three months ended March 31, 1997 for prior period lease operating expenses, (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, and (iii) a decrease in the general repair and maintenance expenses incurred on one well during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the three months ended March 31, 1997 from 47.3% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,455 (44.4%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) a decrease in volumes of oil sold and (ii) upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 7.8% for the three months ended March 31, 1997 from 12.1% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     General and administrative expenses increased $3,234 (19.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from the increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses increased to 49.6% for the three months ended March 31, 1997 from 36.0% for the three months ended March 31, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K for the first quarter of 1997.

          Date of Event:           January 24, 1997
          Date filed with SEC:     January 24, 1997
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  May 6, 1997           By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  May 6, 1997           By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  May 6, 1997           By:
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  May 6, 1997           By:
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.