Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1997-08-12
CIK 751255, 751256

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended             Commission File Number
        June 30, 1997                   2-92702    (1985-1)
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
                              (Unaudited)

                                ASSETS
                                        June 30,    December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents             $ 31,875        $ 86,724
  Accrued oil and gas sales               93,745          95,458
                                        --------        --------
     Total current assets               $125,620        $182,182

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                   148,033         177,707

DEFERRED CHARGE                           15,519          15,519
                                        --------        --------
                                        $289,172        $375,408
                                        ========        ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                      $  5,089        $  5,916
                                        --------        --------
     Total current liabilities          $  5,089        $  5,916

ACCRUED LIABILITY                         29,702          29,702

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 41 units                   2,544           3,398
  Limited Partners, issued and
   outstanding, 4,100 units              251,837         336,392
                                        --------        --------
     Total Partners' capital            $254,381        $339,790
                                        --------        --------
                                        $289,172        $375,408
                                        ========        ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------       -------

REVENUES:
  Oil and gas sales                     $113,754       $81,250
  Interest                                   892           271
                                        --------       -------
                                        $114,646       $81,521

COST AND EXPENSES:
  Oil and gas production                $ 23,147       $22,702
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              8,079        10,473
  General and administrative (Note 2)     12,922        14,277
                                        --------       -------
                                        $ 44,148       $47,452
                                        --------       -------

NET INCOME                              $ 70,498       $34,069
                                        ========       =======
GENERAL PARTNER (1%) - net
  income                                $    705       $   341
                                        ========       =======
LIMITED PARTNERS (99%) - net
  income                                $ 69,793       $33,728
                                        ========       =======
NET INCOME PER UNIT                     $  17.02       $  8.23
                                        ========       =======
UNITS OUTSTANDING                          4,141         4,141
                                        ========       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $263,711      $167,061
  Interest                                 1,925           905
                                        --------      --------
                                        $265,636      $167,966

COST AND EXPENSES:
  Oil and gas production                $ 40,219      $ 49,459
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             29,674        23,537
  General and administrative (Note 2)     32,692        31,046
                                        --------      --------
                                        $102,585      $104,042
                                        --------      --------

NET INCOME                              $163,051      $ 63,924
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,631      $    639
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $161,420      $ 63,285
                                        ========      ========
NET INCOME PER UNIT                     $  39.37      $  15.44
                                        ========      ========
UNITS OUTSTANDING                          4,141         4,141
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                          1997          1996
                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $163,051       $63,924
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           29,674        23,537
   Decrease in accrued oil and gas
     sales                                 1,713         4,129
   Decrease in accounts payable        (     827)     (  4,324)
                                        --------       -------
   Net cash provided by operating
     activities                         $193,611       $87,266
                                        --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                       $    -         $   907
  Additions to oil and gas properties        -        (  1,586)
                                        --------       -------
   Net cash used by investing
     activities                         $    -        ($   679)
                                        --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($248,460)     ($82,820)
                                        --------       -------
   Net cash used by financing
     activities                        ($248,460)     ($82,820)
                                        --------       -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($ 54,849)      $ 3,767

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     86,724        58,496
                                        --------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $ 31,875       $62,263
                                        ========       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 31,243      $ 86,273
  Accrued oil and gas sales                 31,628        46,545
                                          --------      --------
     Total current assets                 $ 62,871      $132,818

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      64,755        72,216

DEFERRED CHARGE                             39,527        39,527
                                          --------      --------
                                          $167,153      $244,561
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,437      $  6,198
                                          --------      --------
     Total current liabilities            $  4,437      $  6,198

ACCRUED LIABILITY                           12,899        12,899

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 44 units                     1,497         2,254
  Limited Partners, issued and
   outstanding, 4,330 units                148,320       223,210
                                          --------      --------
     Total Partners' capital              $149,817      $225,464
                                          --------      --------
                                          $167,153      $244,561
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                         -------       -------

REVENUES:
  Oil and gas sales                      $54,036       $59,585
  Interest                                    89           117
                                         -------       -------
                                         $54,125       $59,702

COST AND EXPENSES:
  Oil and gas production                 $19,072       $24,451
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              3,280         5,208
  General and administrative (Note 2)     12,380        13,836
                                         -------       -------
                                         $34,732       $43,495
                                         -------       -------

NET INCOME                               $19,393       $16,207
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   194       $   162
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $19,199       $16,045
                                         =======       =======
NET INCOME PER UNIT                      $  4.43       $  3.71
                                         =======       =======
UNITS OUTSTANDING                          4,374         4,374
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                         -------      --------

REVENUES:
  Oil and gas sales                      $93,632      $105,209
  Interest                                   940         1,242
                                         -------      --------
                                         $94,572      $106,451

COST AND EXPENSES:
  Oil and gas production                 $22,500      $ 46,036
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              6,351        10,734
  General and administrative (Note 2)     32,018        30,240
                                         -------      --------
                                         $60,869      $ 87,010
                                         -------      --------

NET INCOME                               $33,703      $ 19,441
                                         =======      ========
GENERAL PARTNER (1%) - net
  income                                 $   337      $    194
                                         =======      ========
LIMITED PARTNERS (99%) - net
  income                                 $33,366      $ 19,247
                                         =======      ========
NET INCOME PER UNIT                      $  7.71      $   4.44
                                         =======      ========
UNITS OUTSTANDING                          4,374         4,374
                                         =======      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 33,703     $ 19,441
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             6,351       10,734
   Decrease in accrued oil and gas
     sales                                 14,917        9,970
   Decrease in accounts payable         (   1,761)   (   2,850)
                                         --------     --------
   Net cash provided by operating
     activities                          $ 53,210     $ 37,295
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                       $  1,110     $    246
  Additions to oil and gas properties         -      (   7,716)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  1,110    ($  7,470)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($109,350)   ($153,090)
                                         --------     --------
   Net cash used by financing
     activities                         ($109,350)   ($153,090)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($ 55,030)   ($123,265)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      86,273      154,512
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 31,243     $ 31,247
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 the 1985-1 Program incurred such expenses totaling $12,922 and $14,277, respectively, of which $10,710 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 the 1985-1 Program incurred such expenses totaling $32,692 and $31,046, respectively, of which $21,420 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1997 and 1996 the 1985-2 Program incurred such expenses totaling $12,380 and $13,836, respectively, of which $10,068 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 the 1985-2 Program incurred such expenses totaling $32,018 and $30,240, respectively, of which $20,136 was paid each period to Dyco and its affiliates.

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

     1985-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three months ended June 30,
                                      ---------------------------
                                           1997           1996
                                         --------        -------
      Oil and gas sales                  $113,754        $81,250
      Oil and gas production expenses    $ 23,147        $22,702
      Barrels produced                        -               60
      Mcf produced                         48,895         35,994
      Average price/Bbl                  $    -          $ 22.40
      Average price/Mcf                  $   2.33        $  2.22

     As shown in the table above, total oil and gas sales increased $32,504 (40.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $29,000 and $5,000, respectively, were related to increases in volumes and the average price of gas sold. Volumes of oil sold decreased 60 barrels, while volumes of gas sold increased 12,901 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase in volumes of gas sold resulted primarily from negative prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1996. Average gas prices increased to $2.33 per Mcf for the three months ended June 30, 1997 from $2.22 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 20.3% for the three months ended June 30, 1997 from 27.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,394 (22.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimate of remaining gas reserves at December 31, 1996, partially offset by an increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 7.1% for the three months ended June 30, 1997 from 12.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $1,355 (9.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 11.4% for the three months ended June 30, 1997 from 17.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                           1997           1996
                                         --------       --------
      Oil and gas sales                  $263,711       $167,061
      Oil and gas production expenses    $ 40,219       $ 49,459
      Barrels produced                        -              112
      Mcf produced                        119,520         87,081
      Average price/Bbl                  $    -         $  20.65
      Average price/Mcf                  $   2.21       $   1.89

     As shown in the table above, total oil and gas sales increased $96,650 (57.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $61,000 and $38,000, respectively, were related to increases in volumes and the average price of gas sold, partially offset by a decrease of approximately $2,000 related to the decrease in volumes of oil sold. Volumes of oil sold decreased 112 barrels, while volumes of gas sold increased 32,439 Mcf for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on three wells during the six months ended June 30, 1997. Average gas prices increased to $2.21 per Mcf for the six months ended June 30, 1997 from $1.89 per Mcf for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,240 (18.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from credits received from the operators on two wells during the six months ended June 30, 1997 for prior period lease operating expenses, partially offset by an increase in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 15.3% for the six months ended

     June 30, 1997 from 29.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $6,137 (26.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.3% for the six months ended June 30, 1997 from 14.1% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses increased $1,646 (5.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 12.4% for the six months ended June 30, 1997 from 18.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     1985-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                       Three months ended June 30,
                                       ---------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $54,036         $59,586
      Oil and gas production expenses    $19,072         $24,451
      Barrels produced                     1,556           1,156
      Mcf produced                        15,417          16,882
      Average price/Bbl                  $ 11.58         $ 19.49
      Average price/Mcf                  $  2.34         $  2.20

     As shown in the table above, total oil and gas sales decreased $5,550 (9.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $12,000 was related to the decrease in the average price of oil sold and approximately $3,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $8,000 related to an increase in volumes of oil sold and an increase of approximately $2,000 related to the increase in the average price of gas sold. Volumes of oil sold increased 400 barrels, while volumes of gas sold decreased 1,465 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1997. Average oil prices decreased to $11.58 per barrel for the three months ended

     June 30, 1997 from $19.49 per barrel for the three months ended June 30, 1996. The lower than average oil price is due to a prior period price adjustment made by the purchaser related to one well during the three months ended June 30, 1997. Average gas prices increased to $2.34 per Mcf for the three months ended June 30, 1997 from $2.20 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,379 (22.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the sale of one well during the three months ended June 30, 1996,
     (ii) a positive prior period adjustment made by the operator for general operating expenses on one well during the three months ended June 30, 1996, (iii) recompletion expenses incurred on one well during the three months ended June 30, 1996 in order to improve the recovery of reserves, and (iv) a decrease in general repair and maintenance expenses incurred on two wells during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 35.3% for the three months ended June 30, 1997 from 41.0% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,928 (37.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.1% for the three months ended June 30, 1997 from 8.7% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $1,456 (10.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.9% for the three months ended June 30, 1997 and 23.2% the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                          1997            1996
                                         -------        --------
      Oil and gas sales                  $93,632        $105,209
      Oil and gas production expenses    $22,500        $ 46,036
      Barrels produced                     1,697           2,244
      Mcf produced                        32,617          34,119
      Average price/Bbl                  $ 12.24        $  18.64
      Average price/Mcf                  $  2.23        $   1.86

     As shown in the table above, total oil and gas sales decreased $11,577 (11.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $10,000 and $3,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $11,000 was related to the decrease in the average price of oil sold, partially offset by an increase of approximately $12,000, related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 547 barrels and 1,502 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997 and (ii) a normal decline in production due to diminished oil reserves on another well. Average oil prices decreased to $12.24 per barrel for the six months ended June 30, 1997 from $18.64 per barrel for the six months ended June 30, 1996. The lower than average oil price is due to a prior period price adjustment made by the purchaser related to one well during the six months ended June 30, 1997. Average gas prices increased to $2.23 per Mcf for the six months ended June 30, 1997 from $1.86 per Mcf for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,536 (51.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) the sale of one well during the six months ended June 30, 1996,
     (ii) credits received from the operator on one well during the six months ended June 30, 1997 for prior period operating expenses, (iii) a positive prior period adjustment made by the operator for general operating expenses on one well during the six months ended June 30, 1996, (iv) recompletion expenses incurred on one well during the six months ended June 30, 1996 in order to improve the recovery of reserves, and (v) a decrease in the general repair and maintenance expenses incurred on one well during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 24.0% for the six months ended June 30, 1997 from 43.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $4,383 (40.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.8% for the six months ended June 30, 1997 from 16.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses increased $1,778 (5.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 34.2% for the six months ended June 30, 1997 from 28.7% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 12, 1997        By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 12, 1997        By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.