Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1997-11-04
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended             Commission File Number
      September 30, 1997                2-92702    (1985-1)
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
                              (Unaudited)

                                ASSETS

                                    September 30,   December 31,
                                        1997            1996
                                    -------------   ------------

CURRENT ASSETS:
  Cash and cash equivalents             $ 81,334        $ 86,724
  Accrued oil and gas sales               86,250          95,458
                                        --------        --------
     Total current assets               $167,584        $182,182

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                   141,612         177,707

DEFERRED CHARGE                           15,519          15,519
                                        --------        --------
                                        $324,715        $375,408
                                        ========        ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                      $  5,464        $  5,916
                                        --------        --------
     Total current liabilities          $  5,464        $  5,916

ACCRUED LIABILITY                         29,702          29,702

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 41 units                   2,895           3,398
  Limited Partners, issued and
   outstanding, 4,100 units              286,654         336,392
                                        --------        --------
     Total Partners' capital            $289,549        $339,790
                                        --------        --------
                                        $324,715        $375,408
                                        ========        ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997           1996
                                        --------       --------

REVENUES:
  Oil and gas sales                      $79,616       $107,842
  Interest                                   577            810
                                         -------       --------
                                         $80,193       $108,652

COST AND EXPENSES:
  Oil and gas production                 $26,641       $ 25,701
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,486         15,730
  General and administrative (Note 2)     12,898         12,308
                                         -------       --------
                                         $45,025       $ 53,739
                                         -------       --------

NET INCOME                               $35,168       $ 54,913
                                         =======       ========
GENERAL PARTNER (1%) - net
  income                                 $   352       $    549
                                         =======       ========
LIMITED PARTNERS (99%) - net
  income                                 $34,816       $ 54,364
                                         =======       ========
NET INCOME PER UNIT                      $  8.49       $  13.26
                                         =======       ========
UNITS OUTSTANDING                          4,141          4,141
                                         =======       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $343,327      $274,903
  Interest                                 2,502         1,715
                                        --------      --------
                                        $345,829      $276,618

COST AND EXPENSES:
  Oil and gas production                $ 66,860      $ 75,160
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             35,160        39,267
  General and administrative (Note 2)     45,590        43,354
                                        --------      --------
                                        $147,610      $157,781
                                        --------      --------

NET INCOME                              $198,219      $118,837
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,982      $  1,188
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $196,237      $117,649
                                        ========      ========
NET INCOME PER UNIT                     $  47.87      $  28.70
                                        ========      ========
UNITS OUTSTANDING                          4,141         4,141
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                          1997          1996
                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $198,219       $118,837
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           35,160         39,267
   Decrease in accrued oil and gas
     sales                                 9,208          8,586
   Decrease in accounts payable        (     452)     (   4,193)
                                        --------       --------
   Net cash provided by operating
     activities                         $242,135       $162,497
                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                       $    935       $    906
  Additions to oil and gas properties        -        (   1,706)
                                        --------       --------
   Net cash provided (used) by
     investing activities               $    935      ($    800)
                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($248,460)     ($186,345)
                                        --------       --------
   Net cash used by financing
     activities                        ($248,460)     ($186,345)
                                        --------       --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          ($  5,390)     ($ 24,648)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     86,724         58,496
                                        --------       --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $ 81,334       $ 33,848
                                        ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 46,367      $ 86,273
  Accrued oil and gas sales                 32,538        46,545
                                          --------      --------
     Total current assets                 $ 78,905      $132,818

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      62,425        72,216

DEFERRED CHARGE                             39,527        39,527
                                          --------      --------
                                          $180,857      $244,561
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,644      $  6,198
                                          --------      --------
     Total current liabilities            $  4,644      $  6,198

ACCRUED LIABILITY                           12,899        12,899

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 44 units                     1,633         2,254
  Limited Partners, issued and
   outstanding, 4,330 units                161,681       223,210
                                          --------      --------
     Total Partners' capital              $163,314      $225,464
                                          --------      --------
                                          $180,857      $244,561
                                          ========      ========

              The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                         -------       -------

REVENUES:
  Oil and gas sales                      $47,614       $55,749
  Interest                                   259           301
                                         -------       -------
                                         $47,873       $56,050

COST AND EXPENSES:
  Oil and gas production                 $19,667       $26,146
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              2,330         4,422
  General and administrative (Note 2)     12,379        11,753
                                         -------       -------
                                         $34,376       $42,321
                                         -------       -------

NET INCOME                               $13,497       $13,729
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   135       $   137
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $13,362       $13,592
                                         =======       =======
NET INCOME PER UNIT                      $  3.09       $  3.14
                                         =======       =======
UNITS OUTSTANDING                          4,374         4,374
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $141,246      $160,958
  Interest                                 1,199         1,543
                                        --------      --------
                                        $142,445      $162,501

COST AND EXPENSES:
  Oil and gas production                $ 42,167      $ 72,182
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              8,681        15,156
  General and administrative (Note 2)     44,397        41,993
                                        --------      --------
                                        $ 95,245      $129,331
                                        --------      --------

NET INCOME                              $ 47,200      $ 33,170
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    472      $    332
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 46,728      $ 32,838
                                        ========      ========
NET INCOME PER UNIT                     $  10.79      $   7.58
                                        ========      ========
UNITS OUTSTANDING                          4,374         4,374
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 47,200     $ 33,170
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             8,681       15,156
   Decrease in accrued oil and gas
     sales                                 14,007       10,511
   Decrease in accounts payable         (   1,554)   (   2,584)
                                         --------     --------
   Net cash provided by operating
     activities                          $ 68,334     $ 56,253
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
    gas properties                       $  1,110     $  7,648
  Additions to oil and gas properties         -      (   7,716)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  1,110    ($     68)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($109,350)   ($153,090)
                                         --------     --------
   Net cash used by financing
     activities                         ($109,350)   ($153,090)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($ 39,906)   ($ 96,905)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      86,273      154,512
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 46,367     $ 57,607
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 the 1985-1 Program incurred such expenses totaling $12,898 and $12,308, respectively, of which $10,710 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 the 1985-1 Program incurred such expenses totaling $45,590 and $43,354, respectively, of which $32,130 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1997 and 1996 the 1985-2 Program incurred such expenses totaling $12,379 and $11,753, respectively, of which $10,068 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 the 1985-2 Program incurred such expenses totaling $44,397 and $41,993, respectively, of which $30,204 was paid each period to Dyco and its affiliates.

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

     1985-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                           1997           1996
                                          -------       --------
      Oil and gas sales                   $79,616       $107,842
      Oil and gas production expenses     $26,641       $ 25,701
      Barrels produced                          -            107
      Mcf produced                         39,677         55,644
      Average price/Bbl                   $     -       $  21.80
      Average price/Mcf                   $  2.01       $   1.96

     As shown in the table above, total oil and gas sales decreased $28,226 (26.17%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $31,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $2,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 107 barrels and 15,967 Mcf, respectively, for the three months ended
     September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1996 and (ii) the shutting-in of another well during the three months ended September 30, 1997 in order to increase productions capabilities. Average gas prices increased to $2.01 per Mcf for the three months ended September 30, 1997 from $1.96 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $940 (3.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from an increase in compression charges on one well for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, partially offset by the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 33.5% for the three months ended September

     30, 1997 from 23.8% for the three months ended September 30, 1996. This percentage increase was primarily due to the increase in compression charges discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $10,244 (65.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 6.9% for the three months ended September 30, 1997 from 14.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 16.2% for the three months ended September 30, 1997 from 11.4% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                           1997           1996
                                         --------       --------
      Oil and gas sales                  $343,327       $274,903
      Oil and gas production expenses    $ 66,860       $ 75,160
      Barrels produced                          -            219
      Mcf produced                        159,197        142,725
      Average price/Bbl                  $      -       $  21.21
      Average price/Mcf                  $   2.16       $   1.92

     As shown in the table above, total oil and gas sales increased $68,424 (24.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $31,000 was related to an increase in volumes of gas sold and approximately $38,000 was related to an increase in the average price of gas sold. Volumes of gas sold increased 16,472 Mcf while volumes of oil sold decreased 219 barrels for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on two wells during the nine months ended September 30, 1997. Average gas prices increased to $2.16 per Mcf for the nine months ended September 30, 1997 from $1.92 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,300 (11.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from credits received from the operators on two wells during the nine months ended September 30, 1997 for prior period lease operating expenses, partially offset by an increase in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 10.3% for the nine months ended September 30, 1997 from 14.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $4,107 (10.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimate of remaining gas reserves at December 31, 1996, partially offset by an increase in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 10.2% for the nine months ended September 30, 1997 from 14.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $2,236 (5.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades, which increases were partially offset by a decrease in postage expense. As a percentage of oil and gas sales, these expenses decreased to 13.3% for the nine months ended September 30, 1997 from 15.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in gas sales discussed above.

     1985-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $47,614         $55,749
      Oil and gas production expenses    $19,667         $26,146
      Barrels produced                       789             761
      Mcf produced                        15,139          16,744
      Average price/Bbl                  $ 18.53         $ 22.82
      Average price/Mcf                  $  2.18         $  2.29

     As shown in the table above, total oil and gas sales decreased $8,135 (14.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $5,000 was related to the decreases in the average prices of oil and gas sold and approximately $3,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 28 barrels, while volumes of gas sold decreased 1,605 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil and gas prices decreased to $18.53 per barrel and $2.18 per Mcf, respectively, for the three months ended September 30, 1997 from $22.82 per barrel and $2.29 Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,479 (24.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in legal expenses on one well and
     (ii) the decrease in volumes of gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 41.3% for the three months ended September 30, 1997 from 46.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,092 (47.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended September 30, 1997 from 7.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $626 (5.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from an increase in computer consulting fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 26.0% for the three months ended September 30, 1997 from 21.1% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE  MONTHS ENDED  SEPTEMBER 30,  1997 AS  COMPARED TO  THE NINE

     MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $141,246        $160,958
      Oil and gas production expenses   $ 42,167        $ 72,182
      Barrels produced                     1,682           3,005
      Mcf produced                        47,756          50,863
      Average price/Bbl                 $  21.04        $  19.70
      Average price/Mcf                 $   2.22        $   2.00

     As shown in the table above, total oil and gas sales decreased $19,712 (12.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $6,000 and $26,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $2,000 and $11,000, respectively, related to the increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,323 barrels and 3,107 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1997. Average oil and gas prices increased to $21.04 per barrel and $2.22 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.70 per barrel and $2.00 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $30,015 (41.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) credits received from the operator on one well during the nine months ended September 30, 1997, (ii) the sale of one well during the nine months ended September 30, 1996, and
     (iii) the decrease in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 29.9% for the nine months ended September 30, 1997 from 44.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,475 (42.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 6.1% for the nine months ended September 30, 1997 from 9.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses increased $2,404 (5.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades, which increases were partially offset by a decrease in postage expenses during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 31.4% for the nine months ended September 30, 1997 from 26.1% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 4, 1997      By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 4, 1997      By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                  INDEX TO EXHIBITS
                                  -----------------


          NUMBER    DESCRIPTION
          ------    -----------

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.