Form 10-K405
period 1997-12-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1998-03-25
CIK 751255, 751256

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

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

         Samson Plaza
   Two West Second Street
        Tulsa, Oklahoma
     (Address of principal                         74103
      executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
      Units of limited partnership interest

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

      The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

      DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                 FORM 10-K405

                        DYCO 1985 OIL AND GAS PROGRAMS
                     (Two Minnesota limited partnerships)


                               TABLE OF CONTENTS
PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................14
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......15
PART II.....................................................................15
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................15
      ITEM 6.     SELECTED FINANCIAL DATA...................................17
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................19
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............26
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................49
PART III....................................................................49
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........49
      ITEM 11.    EXECUTIVE COMPENSATION....................................50
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................55
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............56
PART IV.....................................................................57
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................57
SIGNATURES..................................................................60

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

      Dyco currently serves as General Partner of 32 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of March 1, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item
10. Directors and Executive Officers of the Registrant."

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion.

Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Programs' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Programs' operations or may affect the Programs' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") and Sanguine, Ltd. accounted for approximately 74.1% and 15.5%, respectively, of the 1985-1 Program's oil and gas revenues during the year ended December 31, 1997. Purchases of gas by El Paso accounted for approximately 52.7% of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1997. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. Purchases of oil by Mobil Oil Corporation and Koch Oil Company accounted for approximately 15.0% and 14.1%, respectively, of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1997. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months, as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1997.


                              Well Statistics(1)

                            As of December 31, 1998

                                               1985-1     1985-2
                                               Program    Program
                                               -------    -------

           Gross productive wells(2):
              Oil                                  -          3
              Gas                                 14          9
                                                  --         --
                Total                             14         12

           Net productive wells(3):
              Oil                                  -        .95
              Gas                               1.73       1.12
                                                ----       ----
                Total                           1.73       2.07

----------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one Gross Well, but 0.15 Net Well.


      Drilling Activities

      The Programs participated in no drilling activities for the year ended December 31, 1997


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.




                                    Net Production Data

                                                       Year Ended December 31,
                                               -----------------------------------------
                                                   1997             1996          1995
                                               -------------      --------      --------
1985-1 Program:
--------------
   Production:
     Oil (Bbls)(1)                                   422 (2)           211         6,393
     Gas (Mcf)(3)                                200,882           191,163       224,539

   Oil and gas sales:
     Oil                                       ($ 24,012)(2)      $  4,842      $120,523
     Gas                                         458,588           403,984       293,643
                                                --------           -------       -------
        Total                                   $434,576          $408,826      $414,166
                                                ========           =======       =======

   Total direct operating expenses(4)           $ 93,649          $ 93,342      $169,295
                                                ========           =======       =======

   Direct operating expenses as a
     percentage of oil and gas sales               21.5%             22.8%         40.9%

   Average sales price:
     Per barrel of oil                            $19.69 (2)        $22.95        $18.85
     Per Mcf of gas                                 2.28              2.11          1.31

   Direct operating expenses per
     equivalent Mcf of gas(5)                     $  .46            $  .49        $  .64




                                                       Year Ended December 31,
                                               -----------------------------------------
                                                   1997             1996          1995
                                               -------------      --------      --------
1985-2 Program:
--------------
   Production:
     Oil (Bbls)(1)                                 2,963 (6)         3,971         8,111
     Gas (Mcf)(3)                                 59,797            68,927        91,345

   Oil and gas sales:
     Oil                                        $ 44,854 (6)      $ 81,549      $140,303
     Gas                                         143,029           148,643       108,931
                                                 -------           -------       -------
        Total                                   $187,883          $230,192      $249,234
                                                 =======           =======       =======

   Total direct operating expenses(4)           $ 47,231          $ 77,992      $130,547
                                                 =======           =======       =======
   Direct operating expenses as a
     percentage of oil and gas sales               25.1%             33.9%         52.4%

   Average sales price:
     Per barrel of oil                            $18.87 (6)        $20.54        $17.30
     Per Mcf of gas                                 2.39              2.16          1.19

   Direct operating expenses per
     equivalent Mcf of gas(5)                     $  .61            $  .84        $  .93

-------------
(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) In 1997, the 1985-1 Program recognized oil sales related to 1997 production totaling $8,308. Such oil sales were offset by a refund of $32,320 made by the 1985-1 Program in 1997 to the operators of two wells related to an overpayment for oil sales the 1985-1 Program received in 1995. The oil volumes and average price per barrel listed above are based on actual production and sales in 1997.
(3) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(4)   Includes lease operating expenses and production taxes.
(5) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.
(6) In 1997, the 1985-2 Program recognized oil sales related to 1997 production totaling $55,908. Such oil sales were offset by a refund of $11,054 made by the 1985-2 Program in 1997 to the operator of one well related to an overpayment for oil sales the 1985-2 Program received in 1995. The oil volumes and average price per barrel listed above are based on actual production and sales in 1997.


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                            As of December 31, 1997

           1985-1 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                 771,783
                Oil and liquids (Bbls)                      1,525

              Net present value
                (discounted at 10% per annum)            $761,192

           1985-2 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                 307,346
                Oil and liquids (Bbls)                     10,595

              Net present value
                (discounted at 10% per annum)            $377,018


      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

                                1985-1 Program
                                --------------

      As of December 31, 1997, the 1985-1 Program's properties consisted of 14 gross (1.73 net) productive wells. The 1985-1 Program also owned a non-working interest in two additional wells. Affiliates of the 1985-1 Program operate 6 (38%) of its total wells. As of December 31, 1997, the 1985-1 Program had estimated total proved reserves of 771,783 Mcf of gas and 1,525 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flows of $761,192. All of the 1985-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                1985-2 Program
                                --------------

      As of December 31, 1997, the 1985-2 Program's properties consisted of 12 gross (2.07 net) productive wells. The 1985-2 Program also owned a non-working interest in two additional wells. Affiliates of the 1985-2 Program operate 6 (43%) of its total wells. As of December 31, 1997, the 1985-2 Program had estimated total proved reserves of 307,346 Mcf of gas and 10,595 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flows of $377,018. Substantially all of the 1985-2 Program's reserves are located in the Anadarko Basin. All of the 1985-2 Program's properties are located onshore in the continental United States.

      As of December 31, 1997, the 1985-2 Program's properties in the Anadarko Basin consisted of 12 gross (2.07 net) wells. Affiliates of the 1985-2 Program operate 5 (42%) of such wells. As of December 31, 1997, the 1985-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 294,657 Mcf of gas and approximately 10,595 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $376,075.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1997.


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

                                1985-1 PROGRAM
                                --------------

                                             Repurchase         Cash
                                                Price       Distributions
                                             ----------     -------------
           1996:
              First Quarter                     $ 96             $20
              Second Quarter                      96               -
              Third Quarter                      102              25
              Fourth Quarter                     102               -

           1997:
              First Quarter                     $ 67             $35
              Second Quarter                      42              25
              Third Quarter                      119               -
              Fourth Quarter                      94              25

           1998:
              First Quarter                     $ 69             $25

                                1985-2 PROGRAM
                                --------------

                                             Repurchase         Cash
                                                Price       Distributions
                                             ----------     -------------
           1996:
              First Quarter                     $30              $35(1)
              Second Quarter                     30                -
              Third Quarter                      92                -
              Fourth Quarter                     92                -

           1997:
              First Quarter                     $67              $25
              Second Quarter                     67                -
              Third Quarter                      56                -
              Fourth Quarter                     56                -

           1998:
              First Quarter                     $56              $ -

----------
(1) Includes proceeds from the sale of oil and gas properties in late 1995.


      The 1985-1 Program has 4,141 Units outstanding and approximately 1,653 limited partners of record. The 1985-2 Program has 4,374 Units outstanding and approximately 1,613 limited partners of record.

ITEM 6.  SELECTED FINANCIAL DATA

                             Selected Financial Data

     The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                               1985-1 Program
                                               --------------
                                                                      December 31,
                                                --------------------------------------------------------
                                                  1997        1996        1995        1994        1993
                                                --------    --------    --------    --------    --------
Summary of Operations:
   Oil and gas sales                            $434,576    $408,826    $414,166    $444,580    $542,518
   Total revenues                                438,162     411,171     416,689     446,882     544,058

   Lease operating expenses                       58,594      63,559     130,367     117,846     121,325
   Production taxes                               35,055      29,783      38,928      39,704      46,257
   General and administrative
     expenses                                     57,406      55,169      55,314      51,307      54,658
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                   34,859      27,369      57,994     119,316     131,014
   Impairment provision                             -           -         45,262        -           -

   Net income                                    252,248     235,291      88,824     118,709     190,804
     per Unit                                      60.91       56.82       21.45       28.67       46.08
   Cash distributions                            351,985     186,345     124,230     289,870     351,985
     per Unit                                         85          45          30          70          85

Summary Balance Sheet Data:
   Total assets                                  283,653     375,408     329,229     344,462     508,388
   Partners' capital                             240,053     339,790     290,844     326,250     497,411


                                               1985-2 Program
                                                --------------

                                                                       December 31,
                                              ----------------------------------------------------------
                                                1997         1996         1995        1994        1993
                                              --------     --------     --------    --------    --------
Summary of Operations
   Oil and gas sales                          $187,883     $230,192     $249,234    $391,867    $327,655
   Total revenues                              189,554      232,494      250,411     393,943     329,312

   Lease operating expenses                     33,442       61,178      108,975     177,582     107,068
   Production taxes                             13,789       16,814       21,572      26,561      26,234
   General and administrative
     expenses                                   55,613       53,296       53,755      49,022      50,984
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                 11,610        9,911       23,571     109,543      78,703

   Net income                                   75,100       91,295       42,538      31,235      66,323
     per Unit                                    17.17        20.87         9.73        7.14       15.16
   Cash distributions                          109,350      153,090         -        218,700     218,700
     per Unit                                       25           35         -             50          50

Summary Balance Sheet Data:
   Total assets                                201,447      244,561      306,398     254,024     442,714
   Partners' capital                           191,214      225,464      287,259     244,721     432,186

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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997 however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                                1985-1 Program
                                --------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales increased $25,750 (6.3%) in 1997 as compared to 1996. Of this increase, approximately $5,000 and $21,000, respectively, related to increases in volumes of oil and gas sold and approximately $34,000 related to an increase in the average price of gas sold, which increases were partially offset by a refund of prior oil sales of approximately $32,000. Volumes of oil and gas sold increased 211 barrels and 9,719 Mcf, respectively, in 1997 as compared to 1996. Average oil prices decreased to $19.69 per barrel in 1997 from $22.95 per barrel in 1996. Average gas prices increased to $2.28 per Mcf in 1997 from $2.11 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant in 1997 as compared to 1996. Any increase in production taxes related to the increase in oil and gas sales was substantially offset by a decrease in lease operating expenses which resulted primarily from a workover on one well in 1996. As a percentage of oil and gas sales, these expenses decreased to 21.5% in 1997 from 22.8% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,490 (27.4%) in 1997 as compared to 1996. This increase was primarily a result of decreases in the oil and gas prices used in the valuation of reserves at December 31, 1997 as compared to December 31, 1996. As a percentage of oil and gas sales, this expense increased to 8.0% in 1997 from 6.7% in 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses increased $2,237 (4.1%) in 1997 as compared to 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 13.2% in 1997 as compared to 13.5% in 1996.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales decreased $5,340 (1.3%) for 1996 as compared to 1995. Of this decrease, approximately $142,000 and $70,000, respectively, were related to decreases in volumes of oil and gas sold, which amounts were partially offset by increases of approximately $26,000 and $180,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,182 barrels and 33,376 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from the sale of two wells during 1995. The decrease in volumes of gas sold was primarily due to (i) normal declines in production due to diminished gas reserves on several wells and (ii) a positive prior period volume adjustment made by the purchaser on two wells during 1995, which amounts were partially offset by a negative prior period volume adjustment made by the purchaser on one well during 1995. Average oil and gas prices increased to $22.95 per barrel and $2.11 per Mcf, respectively, for 1996 from $18.85 per barrel and $1.31 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $75,953 (44.9%) for 1996 as compared to 1995. This decrease was primarily due to (i) the sale of two wells during 1995, (ii) the abandonment of one well during 1995, and (iii) surface repair and compression expenses incurred on another well during 1995. As a percentage of oil and gas sales, these expenses decreased to 22.8% for 1996 from 40.9% for 1995.
This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,625 (52.8%) for 1996 as compared to 1995. This decrease was primarily due to (i) an impairment provision for oil and gas properties recorded during the last half of 1995 which decreased the amortizable capitalized costs of the oil and gas properties, (ii) an upward revision of previous gas reserve estimates at December 31, 1996, and (iii) decreases in the volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.7% for 1996 from 14.0% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties discussed above and the increases in the average prices of oil and gas sold during 1996.

      As a result of the declines in gas prices during the first part of 1995 the 1985-1 Program recognized a non-cash charge against earnings of $45,262 during 1995. This impairment provision for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of estimated future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.5% for 1996 and 13.4% for 1995.


                                1985-2 Program
                                --------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $42,309 (18.4%) in 1997 as compared to 1996. Of this decrease, approximately $21,000 and $20,000, respectively, related to decreases in volumes of oil and gas sold, approximately $5,000 related to a decrease in the average price of oil sold, and approximately $11,000 related to a refund of prior oil sales, which decreases were partially offset by an increase of approximately $14,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,008 barrels and 9,130 Mcf, respectively, in 1997 as compared to 1996. The decreases in volumes of oil and gas sold resulted primarily from (i) normal declines in production, (ii) the shutting in of one well by the operator during a portion of 1997, and (iii) the sale of another well in 1996. Average oil prices decreased to $18.87 per barrel in 1997 from $20.54 per barrel in 1996. Average gas prices increased to $2.39 per Mcf in 1997 from $2.16 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $30,761 (39.4%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold, (ii) a credit received from the operator of one well during 1997, (iii) the shutting-in of one well by the operator during a portion of 1997, and (iv) the sale of one well in 1996. As a percentage of oil and gas sales, these expenses decreased to 25.1% in 1997 from 33.9% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold in 1997 as compared to 1996.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,699 (17.1%) in 1997 as compared to 1996. This increase was primarily a result of decreases in the oil and gas prices used in the valuation of reserves at December 31, 1997 as compared to December 31, 1996. As a percentage of oil and gas sales, these expenses increased to 6.2% in 1997 from 4.3% in 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses increased $2,317 (4.3%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses increased to 29.6% in 1997 from 23.2% in 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales decreased $19,042 (7.6%) for 1996 as compared to 1995. Of this decrease, approximately $85,000 and $48,000, respectively, were related to decreases in volumes of oil and gas sold, which amounts were partially offset by increases of approximately $26,000 and $89,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,140 barrels and 22,418 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of several remaining wells during 1995 and
(ii) normal declines in production from diminished oil reserves on several wells. The decrease in volumes of gas sold was primarily due to (i) a normal decline in production on one well due to diminished gas reserves and (ii) downward prior period volume adjustments made by the purchaser on another well during 1996. Average oil and gas prices increased to $20.54 per barrel and $2.16 per Mcf, respectively, for 1996 from $17.30 per barrel and $1.19 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $52,555 (40.3%) for 1996 as compared to 1995. This decrease was primarily due to (i) the sale of several wells during 1995 and (ii) a decrease in volumes of oil and gas sold during 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 33.9% for 1996 from 52.4% for 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,660 (58.0%) for 1996 as compared to 1995. This decrease was primarily due to (i) the sale of several wells during 1995 which decreased the amortizable capitalized costs of the oil and gas properties and (ii) decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% for 1996 from 9.5% for the year ended December 31. 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses increased to 23.2% for 1996 from 21.6% for 1995. This percentage increase was primarily due to the decrease in oil and gas sales during 1996.


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the 1985-1 and 1985-2 Programs' proved reserve quantities at December 31, 1997 would have remaining lives of approximately 3.8 and 5.1 years, respectively, for gas reserves and 3.6 and 3.6 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1997, it is possible that a significant decrease in oil and gas prices from December 31, 1997 levels will reduce such reserves and their corresponding life-span.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      Dyco has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. Dyco believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause either (i) disruption of the Programs' operations or (ii) a material effect on the Programs' financial condition or results of operations. However, it is possible that the Programs' cash flows could be disrupted by year-2000 problems experienced by operators of the Programs' wells, buyers of the Programs' oil and gas, financial institutions or other persons. Dyco is unable to quantify the effect, if any, on the Programs of year-2000 computer problems which may be experienced by these third parties.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-1 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ Coopers & Lybrand, L.L.C.


                                          COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 20, 1998

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                           1997        1996
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 43,585    $ 86,724
   Accrued oil and gas sales                               83,721      95,458
                                                          -------     -------

     Total current assets                                $127,306    $182,182

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                       141,913     177,707

DEFERRED CHARGE                                            14,434      15,519
                                                          -------     -------

                                                         $283,653    $375,408
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  6,485    $  5,916
   Gas imbalance payable                                   13,160        -
                                                          -------     -------
     Total current liabilities                           $ 19,645    $  5,916

ACCRUED LIABILITY                                          23,955      29,702

PARTNERS' CAPITAL:
   General Partner, issued and
     outstanding, 41 Units                                  2,400       3,398
   Limited Partners, issued and
     outstanding 4,100 Units                              237,653     336,392
                                                          -------     -------

     Total Partners' capital                             $240,053    $339,790
                                                          -------     -------

                                                         $283,653    $375,408
                                                          =======     =======




              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                               1997        1996        1995
                                             --------    --------    --------

REVENUES:
   Oil and gas sales, including
     $217,001 of sales to related
     parties in 1995 (Note 2)                $434,576    $408,826    $414,166
   Interest                                     3,586       2,345       2,523
                                              -------     -------     -------

                                             $438,162    $411,171    $416,689

COSTS AND EXPENSES:
   Lease operating                           $ 58,594    $ 63,559    $130,367
   Production taxes                            35,055      29,783      38,928
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                34,859      27,369      57,994
   Impairment provision                          -           -         45,262
   General and administrative                  57,406      55,169      55,314
                                              -------     -------     -------

                                             $185,914    $175,880    $327,865
                                              -------     -------     -------

NET INCOME                                   $252,248    $235,291    $ 88,824
                                              =======     =======     =======

GENERAL PARTNER (1%) - NET INCOME            $  2,522    $  2,353    $    888
                                              =======     =======     =======

LIMITED PARTNERS (99%) - NET INCOME          $249,726    $232,938    $ 87,936
                                              =======     =======     =======

NET INCOME per Unit                          $  60.91    $  56.82    $  21.45
                                              =======     =======     =======

UNITS OUTSTANDING                               4,141       4,141       4,141
                                              =======     =======     =======







              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
             For the Years Ended December 31, 1997, 1996, and 1995


                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------


Balances at December 31, 1994            $3,262      $322,988      $326,250
   Cash distributions                   ( 1,242)    ( 122,988)    ( 124,230)
   Net income                               888        87,936        88,824
                                          -----       -------       -------

Balances at December 31, 1995            $2,908      $287,936      $290,844
   Cash distributions                   ( 1,863)    ( 184,482)    ( 186,345)
   Net income                             2,353       232,938       235,291
                                          -----       -------       -------

Balances at December 31, 1996            $3,398      $336,392      $339,790
   Cash distributions                   ( 3,520)    ( 348,465)    ( 351,985)
   Net income                             2,522       249,726       252,248
                                          -----       -------       -------

Balances at December 31, 1997            $2,400      $237,653      $240,053
                                          =====       =======       =======








              The accompanying notes are an integral part of these
                              financial statements.

                                DYCO OIL AND GAS PROGRAM
                                1985-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                              1997          1996         1995
                                           ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $252,248      $235,291     $ 88,824
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                            34,859        27,369       57,994
     Impairment provision                       -             -          45,262
     (Increase) decrease in accrued
        oil and gas sales                     11,737     (  33,236)   (  37,043)
     (Increase) decrease in deferred
        charge                                 1,085     (  10,778)   (   4,741)
     Increase (decrease) in accounts
        payable                                  569     (   4,037)       1,798
     Increase in gas imbalance payable        13,160          -            -
     Increase (decrease) in accrued
        liability                          (   5,747)        1,270       18,375
                                             -------       -------      -------
   Net cash provided by operating
     activities                             $307,911      $215,879     $170,469
                                             -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                     $    935      $    907     $   -
   Additions to oil and gas properties          -        (   2,213)   (  27,440)
                                             -------       -------      -------

   Net cash provided (used) by
     investing activities                   $    935     ($  1,306)   ($ 27,440)
                                             -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash Distributions                      ($351,985)    ($186,345)   ($124,230)
                                             -------       -------      -------
   Net cash used by financing activities   ($351,985)    ($186,345)   ($124,230)
                                             -------       -------      -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                  ($ 43,139)     $ 28,228     $ 18,799

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        86,724        58,496       39,697
                                             -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $ 43,585      $ 86,724     $ 58,496
                                             =======       =======      =======


              The accompanying notes are an integral part of these
                              financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            Notes to Financial Statements
                For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,317 (31.8%) of the Program's Units at December 31, 1997.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.17, $0.14, and $0.22, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. During 1995, the Program charged to expense an impairment provision of $45,262 which represented the amount of unamortized oil and gas properties which exceeded the full cost ceiling. No such provision was incurred in 1996 or 1997. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 42,204 Mcf, resulting in prepaid lease operating expenses of $14,434. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 40,861 Mcf, resulting in prepaid lease operating expenses of $15,519.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 70,045 Mcf, resulting in accrued lease operating expenses of $23,955. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 78,205 Mcf, resulting in accrued lease operating expenses of $29,702.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1997, total sales exceeded the Program's share of estimated total gas reserves on one well by $13,160 (8,773 Mcf). This amount was recorded as gas imbalance payable at December 31, 1997 in accordance with the sales method. At December 31, 1996, no such liability was recorded.


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

2.    TRANSACTIONS WITH RELATED PARTIES

            Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $57,406, $55,169, and $55,314, respectively, of which $42,840 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $217,001.


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1997, 1996, and 1995:

        Purchaser                            1997    1996     1995
        ---------                            -----   -----    -----

        El Paso                              74.1%   74.9%    52.4%
        Flying J Oil and Gas, Inc.             -       -      24.1%
        Sanguine, Ltd.                       15.5%   17.9%      -


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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                                                      December 31,
                                             -------------------------------
                                                 1997              1996
                                             -------------     -------------

      Proved properties                       $20,980,422       $20,981,357

      Unproved properties, not
         subject to depreciation,
         depletion, and amortization                 -                 -
                                               ----------        ----------

                                              $20,980,422       $20,981,357

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                 ( 20,838,509)     ( 20,803,650)
                                               ----------        ----------

      Net oil and gas properties              $   141,913       $   177,707
                                               ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:

                                                December 31,
                                          -------------------------
                                           1997       1996       1995
                                          ------     ------     -------

      Development costs                   $  -       $2,213     $27,440
                                           =====      =====      ======

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States and there are no proved undeveloped reserves. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                                   1997                      1996                       1995
                                            -------------------      -------------------        -------------------
                                              Oil         Gas           Oil         Gas            Oil         Gas
                                            (Bbls)       (Mcf)        (Bbls)       (Mcf)         (Bbls)       (Mcf)
                                            -------    ---------     -------------------        --------    ---------

Proved reserves,
   beginning of year                         1,975      732,477       35,788      597,729        32,723      554,156

Revisions of previous
   estimates                                (   28)     240,188      (   444)     242,711         9,458      268,112

Sales of reserves(1)(2)                       -            -         (33,982)    ( 18,334)         -            -

Purchases of reserves(1)                      -            -             824      101,534          -            -

Production                                  (  422)    (200,882)     (   211)    (191,163)      ( 6,393)    (224,539)
                                             -----      -------       ------      -------        ------      -------

Proved reserves,
   end of year                               1,525      771,783        1,975      732,477        35,788      597,729
                                             =====      =======       ======      =======        ======      =======

Proved developed reserves:
   Beginning of year                         1,975      732,477       35,788      597,729        32,723      554,156
                                             -----      -------       ------      -------        ------      -------
   End of year                               1,525      771,783        1,975      732,477        35,788      597,729
                                             =====      =======       ======      =======        ======      =======


-----------------
(1)   These purchases and sales were non-cash exchanges of oil and gas reserves.
(2) A significant portion of these reserves were behind pipe and would have required significant capital expenditures in order to produce the reserves.

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-2 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ Coopers & Lybrand, L.L.C.


                                          COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 20, 1998

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                           1997        1996
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 68,271    $ 86,273
   Accrued oil and gas sales                               31,074      46,545
                                                          -------     -------
     Total current assets                                $ 99,345    $132,818

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                        53,942      72,216

DEFERRED CHARGE                                            48,160      39,527
                                                          -------     -------

                                                         $201,447    $244,561
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  2,718    $  6,198
                                                          -------     -------

     Total current liabilities                           $  2,718    $  6,198

ACCRUED LIABILITY                                           7,515      12,899

PARTNERS' CAPITAL:
   General Partner, issued and
     outstanding, 44 Units                                  1,912       2,254
   Limited Partners, issued and
     outstanding, 4,330 Units                             189,302     223,210
                                                          -------     -------

     Total Partners' capital                             $191,214    $225,464
                                                          -------     -------

                                                         $201,447    $244,561
                                                          =======     =======





              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                             1997        1996         1995
                                          ---------    ---------    --------

REVENUES:
   Oil and gas sales, including
     $71,328 of sales to related
     parties in 1995 (Note 2)              $187,883     $230,192    $249,234
   Interest                                   1,671        2,302       1,177
                                            -------      -------     -------

                                           $189,554     $232,494    $250,411

COSTS AND EXPENSES:
   Lease operating                         $ 33,442     $ 61,178    $108,975
   Production taxes                          13,789       16,814      21,572
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              11,610        9,911      23,571
   General and administrative                55,613       53,296      53,755
                                            -------      -------     -------

                                           $114,454     $141,199    $207,873
                                            -------      -------     -------

NET INCOME                                 $ 75,100     $ 91,295    $ 42,538
                                            =======      =======     =======

GENERAL PARTNER (1%) - NET
   INCOME                                  $    751     $    913    $    425
                                            =======      =======     =======

LIMITED PARTNERS (99%) - NET
   INCOME                                  $ 74,349     $ 90,382    $ 42,113
                                            =======      =======     =======

NET INCOME per Unit                        $  17.17     $  20.87    $   9.73
                                            =======      =======     =======

UNITS OUTSTANDING                             4,374        4,374       4,374
                                            =======      =======     =======






              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
             For the Years Ended December 31, 1997, 1996, and 1995


                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------


Balances at December 31, 1994            $2,447      $242,274      $244,721
   Net income                               425        42,113        42,538
                                          -----       -------       -------

Balances at December 31, 1995            $2,872      $284,387      $287,259
   Cash distributions                   ( 1,531)    ( 151,559)    ( 153,090)
   Net income                               913        90,382        91,295
                                          -----       -------       -------

Balances at December 31, 1996            $2,254      $223,210      $225,464
   Cash distributions                   ( 1,093)    ( 108,257)    ( 109,350)
   Net income                               751        74,349        75,100
                                          -----       -------       -------

Balances at December 31, 1997            $1,912      $189,302      $191,214
                                          =====       =======       =======








              The accompanying notes are an integral part of these
                              financial statements.



                                 DYCO OIL AND GAS PROGRAM
                                1985-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                                      1997          1996         1995
                                                   ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $ 75,100      $ 91,295     $ 42,538
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                                    11,610         9,911       23,571
     (Increase) decrease in accrued
        oil and gas sales                             15,471     (   5,056)   (     980)
     Increase in deferred charge                   (   8,633)    (  11,190)   (   7,301)
     Decrease in accounts payable                  (   3,480)    (   2,827)   (     278)
     Increase (decrease) in
        accrued liability                          (   5,384)        2,785       10,114
                                                     -------       -------      -------
   Net cash provided by operating
     activities                                     $ 84,684      $ 84,918     $ 67,664
                                                     -------       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                             $  6,664      $  7,329     $105,954
   Additions to oil and gas
     properties                                         -        (   7,396)   (  24,839)
                                                     -------       -------      -------

   Net cash provided (used) by
     investing activities                           $  6,664     ($     67)    $ 81,115
                                                     -------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              ($109,350)    ($153,090)    $   -
                                                     -------       -------      -------

   Net cash used by financing
     activities                                    ($109,350)    ($153,090)    $   -
                                                     -------       -------      -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            ($ 18,002)    ($ 68,239)    $148,779

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                86,273       154,512        5,733
                                                     -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $ 68,271      $ 86,273     $154,512
                                                     =======       =======      =======


              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995



1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 26, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,465 (33.5%) of the Program's Units at December 31, 1997.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.15, $0.11, and $0.17, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, the SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 80,603 Mcf, resulting in prepaid lease operating expenses of $48,160. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 60,999 Mcf, resulting in prepaid lease operating expenses of $39,527.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 12,577 Mcf, resulting in accrued lease operating expenses of $7,515. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 19,906

      Mcf, resulting in accrued lease operating expenses of $12,899.


      Oil and Gas Sales

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1997 and 1996, no such liability was recorded.


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge and the accrued liability involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $55,613, $53,296, and $53,755, respectively, of which $40,272 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 these sales totaled $71,328.


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1997, 1996, and 1995:

           Purchaser                     1997     1996    1995
           ---------                     -----    -----   -----
           El Paso                       52.7%    36.8%   28.6%
           Sanguine, Ltd.                  - %    12.0%     - %
           Mobil Oil Corporation         15.0%    15.9%   14.5%
           Koch Oil Company              14.1%    14.8%     - %
           National Cooperative
             Refinery                      - %      - %   14.0%
           Phibro Energy Inc.              - %      - %   10.7%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:


                                                      December 31,
                                             -------------------------------
                                                 1997              1996
                                             -------------     -------------

     Proved properties                        $22,436,791       $22,443,455

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization                   -                 -
                                               ----------        ----------

                                              $22,436,791       $22,443,455
     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance                   ( 22,382,849)     ( 22,371,239)
                                               ----------        ----------

     Net oil and gas properties               $    53,942       $    72,216
                                               ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:

                                                      December 31,
                                             -------------------------------
                                              1997        1996        1995
                                             ------      ------      -------

        Development costs                    $   -       $7,396      $24,839
                                              =====       =====       ======

      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                           1997                         1996                        1995
                                    -------------------         -------------------         -------------------
                                       Oil         Gas             Oil         Gas             Oil         Gas
                                     (Bbls)       (Mcf)          (Bbls)       (Mcf)          (Bbls)       (Mcf)
                                    --------    ---------       --------    ---------       --------    ---------

Proved reserves,
   beginning of year                 18,235      338,081         19,285      353,387         23,061      247,825

Revisions of previous
   estimates                        ( 4,677)      29,062         10,204       46,689          9,649      206,524

Sales of reserves(1)(2)                -            -           ( 7,380)    (  5,145)       ( 5,314)    (  9,617)

Purchases of reserves(1)               -            -                97       12,077           -            -

Production                          ( 2,963)    ( 59,797)       ( 3,971)    ( 68,927)       ( 8,111)    ( 91,345)
                                     ------      -------         ------      -------         ------      -------

Proved reserves,
   end of year                       10,595      307,346         18,235      338,081         19,285      353,387
                                     ======      =======         ======      =======         ======      =======

Proved developed reserves:
   Beginning of year                 18,235      338,081         19,285      353,387         23,061      247,825
                                     ------      -------         ------      -------         ------      -------
   End of year                       10,595      307,346         18,235      338,081         19,285      353,387
                                     ======      =======         ======      =======         ======      =======
--------------------
(1)  The purchases and sales during 1996 were non-cash exchanges of oil and gas reserves.
(2)  A significant  portion of the reserves sold were behind pipe and would have required significant capital expenditures in order to produce the reserves.

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.


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

            NAME            AGE          POSITION WITH DYCO
      ----------------      ---   --------------------------------
      Dennis R. Neill        46   President and Director

      Patrick M. Hall        39   Chief Financial Officer

      Judy K. Fox            47   Secretary

      The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Berry Gas Company, Circle L Drilling Company, Compression, Inc., and Geodyne Resources, Inc. and its subsidiaries.

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

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Samson Hydrocarbons
Company, Samson Properties Incorporated, and Geodyne Resources, Inc. and its subsidiaries.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1997 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1997:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 1997

Type of Compensation/Reimbursement(1)                     Expense
-------------------------------------           -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------

1985-1 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)
     Gas Marketing                                (3)        (3)        (3)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(4)                              $42,840    $42,840    $42,840

1985-2 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)
     Gas Marketing                                (3)        (3)        (3)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(4)                              $40,272    $40,272    $40,272

----------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of a significant portion of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) During 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. During 1995, the 1985-1 and 1985-2 Programs sold $217,001 and $71,328, respectively, of gas to El Paso. After December 6, 1995, the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1997:


                                                   Salary Reimbursement
                                           Three Years Ended December 31, 1997
                                                     1985-1 Program
                                                     --------------
                                                                       Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995      -           -         -           -               -            -           -
                      1996      -           -         -           -               -            -           -
                      1997      -           -         -           -               -            -           -

Dennis R. Neill,      1997      -           -         -           -               -            -           -
President(2)(3)

All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $23,391       -         -           -               -            -           -
                      1996    $25,061       -         -           -               -            -           -
                      1997    $25,593       -         -           -               -            -           -
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



                                                 1985-2 Program
                                                 --------------
                                                                        Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995      -           -         -           -               -            -           -
                      1996      -           -         -           -               -            -           -
                      1997      -           -         -           -               -            -           -

Dennis R. Neill,      1997      -           -         -           -               -            -           -
President(2)(3)

All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $21,989       -         -           -               -            -           -
                      1996    $23,559       -         -           -               -            -           -
                      1997    $24,058       -         -           -               -            -           -
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


      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. Such companies may have provided equipment and services for wells in which the Programs have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of February 28, 1998 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                      Beneficially
                                                     Owned (Percent
              Beneficial Owner                       of Outstanding)
      ---------------------------------             -----------------

      1985-1 Program:
      --------------

        Samson Resources Company                    1,317       (31.8%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                     1,317       (31.8%)

      1985-2 Program:
      --------------

        Samson Resources Company                    1,468       (33.6%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                     1,468       (33.6%)

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

      Affiliates of the Program are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Programs' leasehold interests. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that a Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Programs' negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995 are filed as part of this report:

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

                  4.3 Amendment to Program Agreement for Dyco Oil and Gas Program 1985-1 dated February 9, 1989 filed as Exhibit
                        4.3 to Annual Report on Form 10K for the year ended December 31, 1991 on April 8, 1992 and is hereby incorporated by reference.

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

               *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                *27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                  All other Exhibits are omitted as inapplicable.


                  ------------------
                  *  Filed herewith.


      (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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

                                          March 25, 1998


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

By:   /s/Dennis R. Neill      President and           March 25, 1998
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      /s/Patrick M. Hall      Chief Financial         March 25, 1998
      -------------------     Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      /s/Judy K. Fox          Secretary               March 25, 1998
      -------------------
         Judy K. Fox

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

                                          March 25, 1998


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

By:   /s/Dennis R. Neill          President and               March 25, 1998
      -------------------         Director (Principal
         Dennis R. Neill          Executive Officer)

      /s/Patrick M. Hall          Chief Financial             March 25, 1998
      -------------------         Officer (Principal
         Patrick M. Hall          Financial and
                                  Accounting Officer)

      /s/Judy K. Fox              Secretary                   March 25, 1998
      -------------------
         Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


------------------
*  Filed herewith.