Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1998-05-05
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                            2-92702    (1985-1)
                                             2-92702-01 (1985-2)


                        DYCO 1985 OIL AND GAS PROGRAM
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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 24,154          $ 43,585
   Accrued oil and gas sales                      57,845            83,721
                                                --------          --------
      Total current assets                      $ 81,999          $127,306

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          133,554           141,913

DEFERRED CHARGE                                   14,434            14,434
                                                --------          --------
                                                $229,987          $283,653
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 13,726          $  6,485
   Gas imbalance payable                          13,160            13,160
                                                --------          --------
      Total current liabilities                 $ 26,886          $ 19,645

ACCRUED LIABILITY                                 23,955            23,955

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 41 units                        1,791             2,400
   Limited Partners, issued and
      outstanding, 4,100 units                   177,355           237,653
                                                --------          --------
      Total Partners' capital                   $179,146          $240,053
                                                --------          --------
                                                $229,987          $283,653
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $95,021          $149,957
   Interest                                          793             1,033
                                                 -------          --------
                                                 $95,814          $150,990

COST AND EXPENSES:
   Oil and gas production                        $26,317          $ 17,072
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   8,359            21,595
   General and administrative
      (Note 2)                                    18,520            19,770
                                                 -------          --------
                                                 $53,196          $ 58,437
                                                 -------          --------

NET INCOME                                       $42,618          $ 92,553
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   426          $    926
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $42,192          $ 91,627
                                                 =======          ========
NET INCOME PER UNIT                              $ 10.29          $  22.35
                                                 =======          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 42,618          $ 92,553
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 8,359            21,595
      Decrease in accrued oil and
        gas sales                                 25,876            10,217
      Increase in accounts payable                 7,241                71
                                                --------          --------
      Net cash provided by operating
        activities                              $ 84,094          $124,436
                                                --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash provided by investing
      activities                                $      -          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($103,525)        ($144,935)
                                                --------          --------
   Net cash used by financing
      activities                               ($103,525)        ($144,935)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 19,431)        ($ 20,499)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            43,585            86,724
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 24,154          $ 66,225
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 86,370          $ 68,271
   Accrued oil and gas sales                      21,812            31,074
   Accounts receivable - General
      Partner (Note 2)                             3,767                 -
                                                --------          --------
      Total current assets                      $111,949          $ 99,345

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           47,854            53,942

DEFERRED CHARGE                                   48,160            48,160
                                                --------          --------
                                                $207,963          $201,447
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 12,764          $  2,718
                                                --------          --------
      Total current liabilities                 $ 12,764          $  2,718

ACCRUED LIABILITY                                  7,515             7,515

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 44 units                        1,877             1,912
   Limited Partners, issued and
      outstanding, 4,330 units                   185,807           189,302
                                                --------          --------
      Total Partners' capital                   $187,684          $191,214
                                                --------          --------
                                                $207,963          $201,447
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $35,984          $39,596
   Interest                                          842              851
                                                 -------          -------
                                                 $36,826          $40,447

COST AND EXPENSES:
   Oil and gas production                        $19,719          $ 3,428
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,321            3,071
   General and administrative
      (Note 2)                                    18,316           19,638
                                                 -------          -------
                                                 $40,356          $26,137
                                                 -------          -------

NET INCOME (LOSS)                               ($ 3,530)         $14,310
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income (loss)                                ($    35)         $   143
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income (loss)                                ($ 3,495)         $14,167
                                                 =======          =======
NET INCOME (LOSS) PER UNIT                      ($   .81)         $  3.27
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            ($ 3,530)         $ 14,310
   Adjustments to reconcile net
      income (loss) to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 2,321             3,071
      Decrease in accrued oil and
        gas sales                                  9,262            18,323
      Increase in accounts receivable -
        General Partner                         (  3,767)                -
      Increase (decrease) in accounts
        payable                                   10,046         (   1,761)
                                                 -------          --------
      Net cash provided by operating
        activities                               $14,332          $ 33,943
                                                 -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                             $ 3,767          $  1,111
                                                 -------          --------
   Net cash provided by investing
      activities                                 $ 3,767          $  1,111
                                                 -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            $     -         ($109,350)
                                                 -------          --------
   Net cash used by financing
      activities                                 $     -         ($109,350)
                                                 -------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $18,099         ($ 74,296)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            68,271            86,273
                                                 -------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $86,370          $ 11,977
                                                 =======          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the 1985-1 Program incurred such expenses totaling $18,520 and $19,770, respectively, of which $10,710 was paid each period to Dyco and its affiliates. During the three months ended March 31, 1998 and 1997 the 1985-2 Program incurred such expenses totaling $18,316 and $19,638, respectively, of which $10,068 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The receivable from the General Partner at March 31, 1998 represents proceeds due to the 1985-2 Program from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, this receivable was collected by the 1985-2 Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


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

      1985-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $95,021          $149,957
      Oil and gas production expenses             $26,317          $ 17,072
      Barrels produced                                 74                 -
      Mcf produced                                 43,883            70,625
      Average price/Bbl                           $ 15.41          $      -
      Average price/Mcf                           $  2.14          $   2.12

      As shown in the table above, total oil and gas sales decreased $54,936 (36.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $57,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 74 barrels, while volumes of gas sold decreased 26,742 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on several wells during the three months ended March 31, 1997. Average gas prices remained relatively constant at $2.14 per Mcf for the three months ended March 31, 1998 compared to $2.12 per Mcf for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,245 (54.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from credits received from the operators on two wells during the three months ended March 31, 1997 for prior period operating expenses, partially offset by a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 27.7% for the three months ended March 31, 1998 from 11.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,236 (61.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) decreases in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) significant upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 8.8% for the three months ended March 31, 1998 from 14.4% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,250 (6.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 19.5% for the three months ended March 31, 1998 from 13.2% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      1985-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1998             1997
                                                  -------          -------
      Oil and gas sales                           $35,984          $39,596
      Oil and gas production expenses             $19,719          $ 3,428
      Barrels produced                                685              141
      Mcf produced                                 13,063           17,200
      Average price/Bbl                           $ 13.99          $ 19.57
      Average price/Mcf                           $  2.02          $  2.14

      As shown in the table above, total oil and gas sales decreased $3,612 (9.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $9,000 was related to a decrease in volumes of gas sold and approximately $4,000 and $2,000, respectively, were related to decreases in the average prices of oil and gas sold, which amounts were partially offset by an increase of approximately $11,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 544 barrels, while volumes of gas sold decreased 4,137 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase in volumes of oil sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on several wells during the three months ended March 31, 1997 and (ii) the receipt in 1998 of a reduced percentage of sales due to the 1985-2 Program's overproduced position on one significant well. Average oil and gas prices decreased to $13.99 per barrel and $2.02 per Mcf, respectively, for the three months ended March 31, 1998 from $19.57 per barrel and $2.14 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,291 (475.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from (i) credits received from the operator of one well during the three months ended March 31, 1997 for prior period operating expenses and (ii) an increase in general repair and maintenance expenses incurred on one well during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 54.8% for the three months ended March 31, 1998 from 8.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $750 (24.4%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 6.5% for the three months ended March 31, 1998 as compared to 7.8% for the three months ended March 31, 1997.

      General and administrative expenses decreased $1,332 (6.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 50.9% for the three months ended March 31, 1998 as compared to 49.6% for the three months ended March 31, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-1 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-2 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.