Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1998-08-11
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                             2-92702    (1985-1)
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
                                 (Unaudited)

                                    ASSETS

                                               June 30,        December 31,
                                                 1998             1997
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 64,246          $ 43,585
   Accrued oil and gas sales                      47,939            83,721
                                                --------          --------
      Total current assets                      $112,185          $127,306

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          125,410           141,913

DEFERRED CHARGE                                   14,434            14,434
                                                --------          --------
                                                $252,029          $283,653
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  6,569          $  6,485
   Gas imbalance payable                          13,160            13,160
                                                --------          --------
      Total current liabilities                 $ 19,729          $ 19,645

ACCRUED LIABILITY                               $ 23,955          $ 23,955

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 41 units                     $  2,083          $  2,400
   Limited Partners, issued and
      outstanding, 4,100 units                   206,262           237,653
                                                --------          --------
      Total Partners' capital                   $208,345          $240,053
                                                --------          --------
                                                $252,029          $283,653
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $74,001           $87,389
   Interest                                          328               892
                                                 -------           -------
                                                 $74,329           $88,281

COSTS AND EXPENSES:
   Oil and gas production                        $25,479           $21,278
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   8,144             8,079
   General and administrative
      (Note 2)                                    11,507            12,922
                                                 -------           -------
                                                 $45,130           $42,279
                                                 -------           -------

NET INCOME                                       $29,199           $46,002
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   292           $   460
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $28,907           $45,542
                                                 =======           =======
NET INCOME PER UNIT                              $  7.05           $ 11.11
                                                 =======           =======
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $169,022          $237,346
   Interest                                        1,121             1,925
                                                --------          --------
                                                $170,143          $239,271

COSTS AND EXPENSES:
   Oil and gas production                       $ 51,796          $ 38,350
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,503            29,674
   General and administrative
      (Note 2)                                    30,027            32,692
                                                --------          --------
                                                $ 98,326          $100,716
                                                --------          --------

NET INCOME                                      $ 71,817          $138,555
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    718          $  1,386
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 71,099          $137,169
                                                ========          ========
NET INCOME PER UNIT                             $  17.34          $  33.46
                                                ========          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 71,817          $138,555
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                16,503            29,674
      Decrease in accrued oil and
        gas sales                                 35,782            26,209
      Increase (decrease) in accounts
        payable                                       84         (     827)
                                                --------          --------
      Net cash provided by operating
        activities                              $124,186          $193,611
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash provided by investing
      activities                                $      -          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($103,525)        ($248,460)
                                                --------          --------
   Net cash used by financing
      activities                               ($103,525)        ($248,460)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 20,661         ($ 54,849)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            43,585            86,724
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 64,246          $ 31,875
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  7,165          $ 68,271
   Accrued oil and gas sales                      20,046            31,074
                                                --------          --------
      Total current assets                      $ 27,211          $ 99,345

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           43,394            53,942

DEFERRED CHARGE                                   48,160            48,160
                                                --------          --------
                                                $118,765          $201,447
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  4,718          $  2,718
                                                --------          --------
      Total current liabilities                 $  4,718          $  2,718

ACCRUED LIABILITY                               $  7,515          $  7,515

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 44 units                     $  1,065          $  1,912
   Limited Partners, issued and
      outstanding, 4,330 units                   105,467           189,302
                                                --------          --------
      Total Partners' capital                   $106,532          $191,214
                                                --------          --------
                                                $118,765          $201,447
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $34,943          $54,036
   Interest                                          912               89
                                                 -------          -------
                                                 $35,855          $54,125

COSTS AND EXPENSES:
   Oil and gas production                        $16,051          $19,072
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,566            3,280
   General and administrative
      (Note 2)                                    10,910           12,380
                                                 -------          -------
                                                 $29,527          $34,732
                                                 -------          -------

NET INCOME                                       $ 6,328          $19,393
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income                                        $    63          $   194
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income                                        $ 6,265          $19,199
                                                 =======          =======
NET INCOME PER UNIT                              $  1.45          $  4.43
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $70,927          $93,632
   Interest                                        1,754              940
                                                 -------          -------
                                                 $72,681          $94,572

COSTS AND EXPENSES:
   Oil and gas production                        $35,770          $22,500
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,887            6,351
   General and administrative
      (Note 2)                                    29,226           32,018
                                                 -------          -------
                                                 $69,883          $60,869
                                                 -------          -------

NET INCOME                                       $ 2,798          $33,703
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income                                        $    28          $   337
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income                                        $ 2,770          $33,366
                                                 =======          =======
NET INCOME PER UNIT                              $   .64          $  7.71
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 2,798          $ 33,703
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,887             6,351
      Decrease in accrued oil and
        gas sales                                 11,028            14,917
      Increase (decrease) in accounts
        payable                                    2,000         (   1,761)
                                                 -------          --------
      Net cash provided by operating
        activities                               $20,713          $ 53,210
                                                 -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                             $ 5,661          $  1,110
                                                 -------          --------
   Net cash provided by investing
      activities                                 $ 5,661          $  1,110
                                                 -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($87,480)        ($109,350)
                                                 -------          --------
   Net cash used by financing
      activities                                ($87,480)        ($109,350)
                                                 -------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($61,106)        ($ 55,030)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            68,271            86,273
                                                 -------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $ 7,165          $ 31,243
                                                 =======          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the 1985-1 Program incurred such expenses totaling $11,507 and $12,922, respectively, of which $10,710 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1985-1 Program incurred such expenses totaling $30,027 and $32,692, respectively, of which $21,420 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1998 and 1997 the 1985-2 Program incurred such expenses totaling $10,910 and $12,380, respectively, of which $10,068 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1985-2 Program incurred such expenses totaling $29,226 and $32,018, respectively, of which $20,136 was paid each period to Dyco and its affiliates.

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

      The 1985-2 Program's Statement of Cash Flows for the six months ended June 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the 1985-2 Program's cash distributions paid in June 1998. It is possible that the 1985-2 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1985-2 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1985-2 Program's remaining properties.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      1985-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                   1998             1997
                                                  -------          ------
      Oil and gas sales                           $74,001          $87,389
      Oil and gas production expenses             $25,479          $21,278
      Barrels produced                                 78              338
      Mcf produced                                 41,890           48,895
      Average price/Bbl                           $ 12.47          $ 17.62
      Average price/Mcf                           $  1.74          $  2.33

      As shown in the table above, total oil and gas sales decreased $13,388 (15.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $5,000 and $16,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $24,000 was related to a decrease in the average price of gas sold, which decreases were partially offset by an increase of approximately $32,000 related to a refund of prior oil sales the 1985-1 Program paid during 1997. Volumes of oil and gas sold decreased 260 barrels and 7,005 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in the volumes of gas sold was primarily due to normal declines in production from diminished gas reserves on four significant wells. Average oil and gas prices decreased to $12.47 per barrel and $1.74 per Mcf, respectively, for the three months ended June 30, 1998 from $17.62 per barrel and $2.33 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,201 (19.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase was primarily due to increased maintenance and repair expenses on two wells during the three months ended June 30, 1998 and a refund received during the three months ended June 30, 1997 from the operator on one well related to prior period expenses. This increase was partially offset by the decrease in production taxes due to decreased oil and gas sales during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 34.4% for the three months ended June 30, 1998 from 24.3% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average price of gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and the dollar increase in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $65 (0.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase was primarily due to a decrease in the gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. This increase was partially offset by (i) the decrease in volumes of oil and gas sold and (ii) significant upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 11.0% for the three months ended June 30, 1998 from 9.2% for the three months ended June 30, 1997.

      General and administrative expenses decreased $1,415 (11.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 15.5% for the three months ended June 30, 1998 and 14.8% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     1998           1997
                                                   --------       --------
      Oil and gas sales                            $169,022       $237,346
      Oil and gas production expenses              $ 51,796       $ 38,350
      Barrels produced                                  152            338
      Mcf produced                                   85,773        119,520
      Average price/Bbl                            $  13.90       $  17.62
      Average price/Mcf                            $   1.95       $   2.21

      As shown in the table above, total oil and gas sales decreased $68,324 (28.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $74,000 was related to a decrease in volumes of gas sold and approximately $22,000 was related to a decrease in the average price of gas sold, which decreases were partially offset by an increase of approximately $32,000 related to a refund of prior oil sales the 1985-1 Program paid during 1997. Volumes of oil and gas sold decreased 186 barrels and 33,747 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in the volumes of gas sold was primarily due to positive prior period volume adjustments made by purchasers on several wells during the six months ended June 30, 1997 and normal declines in production from diminished gas reserves on one significant well during the six months ended June 30, 1998. Average oil and gas prices decreased to $13.90 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998 from $17.62 per barrel and $2.21 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,446 (35.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase resulted primarily from credits received from the operators on two sold wells during the six months ended June 30, 1997 for prior period lease operating expenses. As a percentage of oil and gas sales, these expenses increased to 30.6% for the six months ended June 30, 1998 from 16.2% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average price of gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and the dollar increase in the oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,171 (44.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from decreases in volumes of gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and significant upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the six months ended June 30, 1998 from 12.5% for the six months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves discussed above.

      General and administrative expenses decreased $2,665 (8.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.8% for the six months ended June 30, 1998 from 13.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      1985-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                1998              1997
                                               -------           -------
      Oil and gas sales                        $34,943           $54,036
      Oil and gas production expenses          $16,051           $19,072
      Barrels produced                             734             1,556
      Mcf produced                              13,310            15,417
      Average price/Bbl                        $ 12.81           $ 19.29
      Average price/Mcf                        $  1.92           $  2.34

      As shown in the table above, total oil and gas sales decreased $19,093 (35.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $15,000 and $5,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $5,000 and $5,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $11,000 related to a refund of prior oil sales the 1985-2 Program paid during 1997. Volumes of oil and gas sold decreased 822 barrels and 2,107 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in the volumes of oil sold resulted primarily from positive prior period volume adjustments made by a purchaser on one well during the three months ended June 30, 1997. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by a purchaser on one well for the three months ended June 30, 1997. Average oil and gas prices decreased to $12.81 per barrel and $1.92 per Mcf, respectively, for the three months ended June 30, 1998 from $19.29 per barrel and $2.34 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,021 (15.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold and the decrease in production taxes due to the decrease in oil and gas sales for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 45.9% for the three months ended June 30, 1998 from 35.3% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended

      June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $714 (21.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared with the three months ended June 30, 1997. This decrease was partially offset by a decrease in the gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 7.3% for the three months ended June 30, 1998 from 6.1% for the three months ended June 30, 1997.

      General and administrative expenses decreased $1,470 (11.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 31.2% for the three months ended June 30, 1998 from 22.9% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1998             1997
                                                  -------          -------
      Oil and gas sales                           $70,927          $93,632
      Oil and gas production expenses             $35,770          $22,500
      Barrels produced                              1,419            1,697
      Mcf produced                                 26,373           32,617
      Average price/Bbl                           $ 13.38          $ 19.31
      Average price/Mcf                           $  1.97          $  2.23

      As shown in the table above, total oil and gas sales decreased $22,705 (24.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $5,000 and $14,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $8,000 and $7,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $11,000 related to a refund of prior oil sales the 1985-2 Program paid during 1997. Volumes of oil and gas sold decreased 278 barrels and

      6,244 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by purchasers on several wells for the six months ended June 30, 1997. Average oil and gas prices decreased to $13.38 per barrel and $1.97 per Mcf, respectively, for the six months ended June 30, 1998 from $19.31 per barrel and $2.23 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,270 (59.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase resulted primarily from credits received from the operator on one well during the six months ended June 30, 1997 for prior period lease operating expenses. As a percentage of oil and gas sales, these expenses increased to 50.4% for the six months ended June 30, 1998 from 24.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decrease in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,464 (23.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and decreases in the oil and gas prices used in the valuation of reserves at June 30, 1998 as compared to June 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 6.9% for the six months ended June 30, 1998 and 6.8% for the six months ended June 30, 1997.

      General and administrative expenses decreased $2,792 (8.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 41.2% for the six months ended June 30, 1998 from 34.2% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-1 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-2 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 11, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 11, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.