Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1998-11-04
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1998                        2-92702    (1985-1)
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 98,715         $ 43,585
   Accrued oil and gas sales                       40,521           83,721
                                                 --------         --------
      Total current assets                       $139,236         $127,306

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           114,542          141,913

DEFERRED CHARGE                                    14,434           14,434
                                                 --------         --------
                                                 $268,212         $283,653
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  6,937         $  6,485
   Gas imbalance payable                           13,160           13,160
                                                 --------         --------
      Total current liabilities                  $ 20,097         $ 19,645

ACCRUED LIABILITY                                $ 23,955         $ 23,955

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 41 units                      $  2,241         $  2,400
   Limited Partners, issued and
      outstanding, 4,100 units                    221,919          237,653
                                                 --------         --------
      Total Partners' capital                    $224,160         $240,053
                                                 --------         --------
                                                 $268,212         $283,653
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $63,977           $80,855
   Interest                                          832               577
                                                 -------           -------
                                                 $64,809           $81,432

COSTS AND EXPENSES:
   Oil and gas production                        $26,020           $26,729
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,868             5,486
   General and administrative
      (Note 2)                                    12,106            12,898
                                                 -------           -------
                                                 $48,994           $45,113
                                                 -------           -------

NET INCOME                                       $15,815           $36,319
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   158           $   363
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $15,657           $35,956
                                                 =======           =======
NET INCOME PER UNIT                              $  3.82           $  8.77
                                                 =======           =======
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $232,999          $318,201
   Interest                                        1,953             2,502
                                                --------          --------
                                                $234,952          $320,703

COSTS AND EXPENSES:
   Oil and gas production                       $ 77,816          $ 65,079
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  27,371            35,160
   General and administrative
      (Note 2)                                    42,133            45,590
                                                --------          --------
                                                $147,320          $145,829
                                                --------          --------

NET INCOME                                      $ 87,632          $174,874
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    876          $  1,749
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 86,756          $173,125
                                                ========          ========
NET INCOME PER UNIT                             $  21.16          $  42.23
                                                ========          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 87,632          $174,874
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                27,371            35,160
      Decrease in accrued oil and
        gas sales                                 43,200            32,553
      Increase (decrease) in accounts
        payable                                      452         (     452)
                                                --------          --------
      Net cash provided by operating
        activities                              $158,655          $242,135
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $    935
                                                --------          --------
   Net cash provided by investing
      activities                                $      -          $    935
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($103,525)        ($248,460)
                                                --------          --------
   Net cash used by financing
      activities                               ($103,525)        ($248,460)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 55,130         ($  5,390)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            43,585            86,724
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 98,715          $ 81,334
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                               September 30,     December 31,
                                                    1998              1997
                                               -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  9,107         $ 68,271
   Accrued oil and gas sales                       16,668           31,074
                                                 --------         --------
      Total current assets                       $ 25,775         $ 99,345

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            40,397           53,942

DEFERRED CHARGE                                    48,160           48,160
                                                 --------         --------
                                                 $114,332         $201,447
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,279         $  2,718
                                                 --------         --------
      Total current liabilities                  $  5,279         $  2,718

ACCRUED LIABILITY                                $  7,515         $  7,515

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 44 units                      $  1,015         $  1,912
   Limited Partners, issued and
      outstanding, 4,330 units                    100,523          189,302
                                                 --------         --------
      Total Partners' capital                    $101,538         $191,214
                                                 --------         --------
                                                 $114,332         $201,447
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $29,063          $47,614
   Interest                                           26              259
                                                 -------          -------
                                                 $29,089          $47,873

COSTS AND EXPENSES:
   Oil and gas production                        $19,607          $19,667
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,997            2,330
   General and administrative
      (Note 2)                                    11,479           12,379
                                                 -------          -------
                                                 $34,083          $34,376
                                                 -------          -------

NET INCOME (LOSS)                               ($ 4,994)         $13,497
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income (loss)                                ($    50)         $   135
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income (loss)                                ($ 4,944)         $13,362
                                                 =======          =======
NET INCOME (LOSS) PER UNIT                      ($  1.14)         $  3.09
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $ 99,990          $141,246
   Interest                                        1,780             1,199
                                                --------          --------
                                                $101,770          $142,445

COSTS AND EXPENSES:
   Oil and gas production                       $ 55,377          $ 42,167
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,884             8,681
   General and administrative
      (Note 2)                                    40,705            44,397
                                                --------          --------
                                                $103,966          $ 95,245
                                                --------          --------

NET INCOME (LOSS)                              ($  2,196)         $ 47,200
                                                ========          ========
GENERAL PARTNER (1%) - net
   income (loss)                               ($     22)         $    472
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income (loss)                               ($  2,174)         $ 46,728
                                                ========          ========
NET INCOME (LOSS) PER UNIT                     ($    .50)         $  10.79
                                                ========          ========
UNITS OUTSTANDING                                  4,374             4,374
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            ($ 2,196)         $ 47,200
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 7,884             8,681
      Decrease in accrued oil and
        gas sales                                 14,406            14,007
      Increase (decrease) in accounts
        payable                                    2,561         (   1,554)
                                                 -------          --------
      Net cash provided by operating
        activities                               $22,655          $ 68,334
                                                 -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                             $ 5,661          $  1,110
                                                 -------          --------
   Net cash provided by investing
      activities                                 $ 5,661          $  1,110
                                                 -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($87,480)        ($109,350)
                                                 -------          --------
   Net cash used by financing
      activities                                ($87,480)        ($109,350)
                                                 -------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($59,164)        ($ 39,906)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            68,271            86,273
                                                 -------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $ 9,107          $ 46,367
                                                 =======          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the 1985-1 Program incurred such expenses totaling $12,106 and $12,898, respectively, of which $10,710 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1985-1 Program incurred such expenses totaling $42,133 and $45,590, respectively, of which $32,130 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1998 and 1997 the 1985-2 Program incurred such expenses totaling $11,479 and $12,379, respectively, of which $10,068 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1985-2 Program incurred such expenses totaling $40,705 and $44,397, respectively, of which $30,204 was paid each period to Dyco and its affiliates.

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

      The 1985-2 Program's Statement of Cash Flows for the nine months ended September 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the 1985-2 Program's cash distributions paid in June 1998. It is possible that the 1985-2 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1985-2 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1985-2 Program's remaining properties.


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

      1985-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1998             1997
                                                  -------          -------
      Oil and gas sales                           $63,977          $80,855
      Oil and gas production expenses             $26,020          $26,729
      Barrels produced                                 72               73
      Mcf produced                                 33,765           39,677
      Average price/Bbl                           $ 12.68          $ 16.97
      Average price/Mcf                           $  1.87          $  2.01

      As shown in the table above, total oil and gas sales decreased $16,878 (20.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $12,000 was related to a decrease in the volumes of gas sold and approximately $5,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1 barrel and 5,912 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in the volumes of gas sold was primarily due to normal declines in production due to diminishing gas reserves on two significant wells. Average oil and gas prices decreased to $12.68 per barrel and $1.87 per Mcf, respectively, for the three months ended September 30, 1998 from $16.97 per barrel and $2.01 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $709 (2.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on one well during the three months ended September 30, 1998 in order to improve recovery of reserves and increases in repair and maintenance expenses on two wells for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 40.7% for the three months ended September 30, 1998 from 33.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,382 (98.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from decreases in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 17.0% for the three months ended September 30, 1998 from 6.8% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $792 (6.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 18.9% for the three months ended September 30, 1998 from 16.0% for the three months ended September 30, 1997. This increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1998           1997
                                                   --------       --------
      Oil and gas sales                            $232,999       $318,201
      Oil and gas production expenses              $ 77,816       $ 65,079
      Barrels produced                                  224            411
      Mcf produced                                  119,538        159,197
      Average price/Bbl                            $  13.51       $  17.50
      Average price/Mcf                            $   1.92       $   2.16

      As shown in the table above, total oil and gas sales decreased $85,202 (26.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $86,000 was related to a decrease in the volumes of gas sold and approximately $28,000 was related to a decrease in the average price of gas sold, which decreases were partially offset by an increase of approximately $32,000 related to a refund by the 1985-1 Program in 1997 of a prior oil overpayment. Volumes of oil and gas sold decreased 187 barrels and 39,659 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in the volumes of gas sold was primarily due to positive prior period volume adjustments made by purchasers on two wells during the nine months ended September 30, 1997 and normal declines in production due to diminishing gas reserves on two significant wells. Average oil and gas prices decreased to $13.51 per barrel and $1.92 per Mcf, respectively, for the nine months ended September 30, 1998 from $17.50 per barrel and $2.16 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,737 (19.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from credits related to prior period lease operating expenses received during the nine months ended September 30, 1997 from the operators of two sold wells. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 33.4% for the nine months ended September 30, 1998 from 20.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and the dollar increase in the oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,789 (22.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and significant upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. This decrease was partially offset by an increase in depreciation, depletion, and amortization which resulted primarily from decreases in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.7% for the nine months ended September 30, 1998 and 11.0% for the nine months ended September 30, 1997.

      General and administrative expenses decreased $3,457 (7.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 18.1% for the nine months ended September 30, 1998 from 14.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                1998              1997
                                               -------           -------
      Oil and gas sales                        $29,063           $47,614
      Oil and gas production expenses          $19,607           $19,667
      Barrels produced                             397               789
      Mcf produced                              12,237            15,139
      Average price/Bbl                        $ 12.10           $ 18.53
      Average price/Mcf                        $  1.98           $  2.18

      As shown in the table above, total oil and gas sales decreased $18,551 (39.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $7,000 and $6,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $3,000 and $2,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 392 barrels and 2,902 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in the volumes of oil sold resulted primarily from the curtailment of oil sales on one significant well due to low oil prices. The decrease in volumes of gas sold resulted primarily from the 1985-2 Program receiving a decreased percentage of sales on one well during the three months ended September 30, 1998 due to an overproduced gas balancing position and normal declines in production due to diminishing gas reserves on several wells. Average oil and gas prices decreased to $12.10 per barrel and $1.98 per Mcf, respectively, for the three months ended September 30, 1998 from $18.53 per barrel and $2.18 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Any decreases in these expenses that were consistent with the decrease in oil and gas sales were substantially offset by a positive prior period production tax adjustment made by the purchaser on one well during the three months ended September 30, 1998 and a positive lease operating expense adjustment made by the operator on one well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 67.5% for the three months ended September 30, 1998 from 41.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the production tax and lease operating adjustments discussed above and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $667 (28.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from the decreases in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 10.3% for the three months ended September 30, 1998 from 4.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $900 (7.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 39.5% for the three months ended September 30, 1998 from 26.0% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1998             1997
                                                  -------        ---------
      Oil and gas sales                           $99,990         $141,246
      Oil and gas production expenses             $55,377         $ 42,167
      Barrels produced                              1,816            2,486
      Mcf produced                                 38,610           47,756
      Average price/Bbl                           $ 13.10         $  19.06
      Average price/Mcf                           $  1.97         $   2.22

      As shown in the table above, total oil and gas sales decreased $41,256 (29.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $13,000 and $20,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $11,000 and $9,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $12,000 related to a refund by the 1985-2 Program in 1997 of a prior oil overpayment. Volumes of oil and gas sold decreased 670 barrels and 9,146 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in the volumes of oil sold resulted primarily from the curtailment of oil sales on one significant well due to low oil prices. The decrease in volumes of gas sold resulted primarily from the 1985-2 Program receiving a decreased percentage of sales on one well during the nine months ended September 30, 1998 due to an overproduced gas balancing position and positive prior period volume adjustments made by purchasers on several wells for the nine months ended September 30, 1997. Average oil and gas prices decreased to $13.10 per barrel and $1.97 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.06 per barrel and $2.22 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,210 (31.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from credits received from the operator on one well during the nine months ended September 30, 1997 for prior period lease operating expenses. As a percentage of oil and gas sales, these expenses increased to 55.4% for the nine months ended September 30, 1998 from 29.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $797 (9.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 7.9% for the nine months ended September 30, 1998 from 6.1% for the nine months ended September 30, 1997.

      General and administrative expenses decreased $3,692 (8.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 40.7% for the nine months ended September 30, 1998 from 31.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

               27.1     Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-1 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

               27.2     Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-2 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 4, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 4, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

 27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

 27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.