Form 10-K405
period 1998-12-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1999-03-26
CIK 751255, 751256

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

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


                               TABLE OF CONTENTS
PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................13
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......14
PART II.....................................................................14
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
                  RELATED LIMITED PARTNER MATTERS...........................14
      ITEM 6.     SELECTED FINANCIAL DATA...................................16
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................18
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................28
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............29
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................52
PART III....................................................................52
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........52
      ITEM 11.    EXECUTIVE COMPENSATION....................................53
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................58
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............58
PART IV.....................................................................60
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K..................................................60
SIGNATURES..................................................................63

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At January 31, 1999, Samson owned interests in approximately 10,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999,Samson operated approximately 2,900 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of March 1, 1999, Samson employed approximately 900 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") and Sanguine, Ltd. accounted for approximately 79.2% and 11.3%, respectively, of the 1985-1 Program's oil and gas revenues during the year ended December 31, 1998. Purchases of gas by El Paso accounted for approximately 54.6% of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1998. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. Purchases of oil by Mobil Oil Corporation and Koch Oil Company accounted for approximately 12.6% and 11.4%, respectively, of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1998. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Programs to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. In addition, on March 12, 1999 several major oil producing nations agreed to curtail oil exports in an effort to increase worldwide oil prices. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as at least a short-term slowdown in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      As of February 28, 1999 oil and gas prices were approximately $9.50 per barrel and $1.55 per Mcf, respectively. Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998 and February 28, 1999. As of the date of this Annual Report, oil prices have increased slightly over the February 28, 1999 price, primarily due to the March 1999 announcement that several oil producing nations intend to curtail oil exports. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Insurance Coverage

      The Programs are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Programs maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Programs, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Programs' financial condition and results of operations.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1998.

                              Well Statistics(1)

                            As of December 31, 1998

                                               1985-1     1985-2
                                               Program    Program
                                               -------    -------

           Gross productive wells(2):
              Oil                                  -          3
              Gas                                 14          8
                                                  --         --
                Total                             14         11

           Net productive wells(3):
              Oil                                  -       1.12
              Gas                               1.73        .87
                                                ----       ----
                Total                           1.73       1.99
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


      Drilling Activities

      The Programs participated in no drilling activities for the year ended December 31, 1998


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                               Net Production Data

                                               Year Ended December 31,
                                      -----------------------------------------
                                         1998           1997              1996
                                      ----------      --------          --------
1985-1 Program:
--------------
   Production:
     Oil (Bbls)(1)                         283             422(2)           211
     Gas (Mcf)(3)                      165,027         200,882          191,163

   Oil and gas sales:
     Oil                              $  3,700       ($ 24,012)(2)     $  4,842
     Gas                               313,020         458,588          403,984
                                       -------         -------          -------
        Total                         $316,720        $434,576         $408,826
                                       =======         =======          =======

   Total direct operating expenses(4) $108,815        $ 93,649         $ 93,342
                                       =======         =======          =======

   Direct operating expenses as a
     percentage of oil and gas sales     34.4%           21.5%            22.8%

   Average sales price:
     Per barrel of oil                  $13.07          $19.69(2)        $22.95
     Per Mcf of gas                       1.90            2.28             2.11

   Direct operating expenses per
     equivalent Mcf of gas(5)           $  .65          $  .46           $  .49

                                                Year Ended December 31,
                                      -----------------------------------------
                                         1998            1997            1996
                                      ----------       ---------       --------
1985-2 Program:
--------------
   Production:
     Oil (Bbls)(1)                       2,397           2,963(6)         3,971
     Gas (Mcf)(3)                       48,746          59,797           68,927

   Oil and gas sales:
     Oil                              $ 30,679        $ 44,854(6)      $ 81,549
     Gas                                95,421         143,029          148,643
                                       -------         -------          -------
        Total                         $126,100        $187,883         $230,192
                                       =======         =======          =======

   Total direct operating expenses(4) $ 65,880        $ 47,231         $ 77,992
                                       =======         =======          =======
   Direct operating expenses as a
     percentage of oil and gas sales     52.2%           25.1%            33.9%

   Average sales price:
     Per barrel of oil                  $12.80          $18.87(6)        $20.54
     Per Mcf of gas                       1.96            2.39             2.16

   Direct operating expenses per
     equivalent Mcf of gas(5)           $ 1.04          $  .61           $  .84

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


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1998. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1998. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1998 will actually be realized for such production.

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


                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                            As of December 31, 1998

           1985-1 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                 716,034
                Oil and liquids (Bbls)                      1,970

              Net present value
                (discounted at 10% per annum)            $525,685

           1985-2 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                 264,024
                Oil and liquids (Bbls)                      7,743

              Net present value
                (discounted at 10% per annum)            $231,281


      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

                                 1985-1 Program
                                 --------------

      As of December 31, 1998, the 1985-1 Program's properties consisted of 14 gross (1.73 net) productive wells. The 1985-1 Program also owned a non-working interest in two additional wells. Affiliates of the 1985-1 Program operate 6 (38%) of its total wells. All of the 1985-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                 1985-2 Program
                                 ---------------

      As of December 31, 1998, the 1985-2 Program's properties consisted of 11 gross (1.99 net) productive wells. The 1985-2 Program also owned a non-working interest in two additional wells. Affiliates of the 1985-2 Program operate 6 (46%) of its total wells. All of the 1985-2 Program's properties are located onshore in the continental United States. Substantially all of the 1985-2 Program's reserves are located in the Anadarko Basin.

      As of December 31, 1998, the 1985-2 Program's properties in the Anadarko Basin consisted of 11 gross (1.99 net) wells. The 1985-2 Program also owned a non-working interest in one additional well in the Anadarko Basin. Affiliates of the 1985-2 Program operate 5 (42%) of its wells. As of December 31, 1998, the 1985-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 262,474 Mcf of gas and approximately 7,743 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $230,795.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1998.


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

                                1985-1 PROGRAM
                                --------------

                                             Repurchase         Cash
                                                Price       Distributions
                                             ----------     -------------
           1997:
              First Quarter                     $102             $35
              Second Quarter                      67              25
              Third Quarter                      144               -
              Fourth Quarter                     119              25

           1998:
              First Quarter                     $ 94             $25
              Second Quarter                      69               -
              Third Quarter                      123               -
              Fourth Quarter                     123              25

           1999:
              First Quarter                     $ 98             $ -

                                1985-2 PROGRAM
                                --------------

                                             Repurchase         Cash
                                                Price       Distributions
                                             ----------     -------------
           1997:
              First Quarter                     $92              $25
              Second Quarter                     67                -
              Third Quarter                      56                -
              Fourth Quarter                     56                -

           1998:
              First Quarter                     $56              $ -
              Second Quarter                     56               20
              Third Quarter                      64                -
              Fourth Quarter                     64                -

           1999:
              First Quarter                     $64              $ -

-----------

      As of March 1, 1999, the 1985-1 Program had 4,100 Units outstanding and approximately 1,600 Limited Partners of record. The 1985-2 Program had 4,330 Units outstanding and approximately 1,500 Limited Partners of record.

ITEM 6.     SELECTED FINANCIAL DATA

                             Selected Financial Data

     The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                           1985-1 Program
                                                           --------------
                                                            December 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
Summary of Operations:
   Oil and gas sales                  $316,720    $434,576    $408,826    $414,166    $444,580
   Total revenues                      319,820     438,162     411,171     416,689     446,882

   Lease operating expenses             86,362      58,594      63,559     130,367     117,846
   Production taxes                     22,453      35,055      29,783      38,928      39,704
   General and administrative
     expenses                           53,554      57,406      55,169      55,314      51,307
   Depreciation, depletion, and
     amortization of oil and gas
     properties                         25,912      34,859      27,369      57,994     119,316
   Impairment provision                   -           -           -         45,262        -

   Net income                          131,539     252,248     235,291      88,824     118,709
     per Unit                            31.77       60.91       56.82       21.45       28.67
   Cash distributions                  207,050     351,985     186,345     124,230     289,870
     per Unit                               50          85          45          30          70

Summary Balance Sheet Data:
   Total assets                        210,519     283,653     375,408     329,229     344,462
   Partners' capital                   164,542     240,053     339,790     290,844     326,250





                                                            1985-2 Program
                                                            --------------

                                                             December 31,
                                     ----------------------------------------------------------
                                       1998         1997         1996        1995       1994
                                     --------     --------     --------    --------    --------
Summary of Operations
   Oil and gas sales                 $126,100     $187,883     $230,192    $249,234    $391,867
   Total revenues                     143,847      189,554      232,494     250,411     393,943

   Lease operating expenses            56,430       33,442       61,178     108,975     177,582
   Production taxes                     9,450       13,789       16,814      21,572      26,561
   General and administrative
     expenses                          51,504       55,613       53,296      53,755      49,022
   Depreciation, depletion, and
     amortization of oil and gas
     properties                         8,457       11,610        9,911      23,571     109,543

   Net income                          18,006       75,100       91,295      42,538      31,235
     per Unit                            4.12        17.17        20.87        9.73        7.14
   Cash distributions                  87,480      109,350      153,090        -        218,700
     per Unit                              20           25           35        -             50

Summary Balance Sheet Data:
   Total assets                       134,196      201,447      244,561     306,398     254,024
   Partners' capital                  121,740      191,214      225,464     287,259     244,721


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as at least a short-term slowdown in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      As of February 28, 1999 oil and gas prices were approximately $9.50 per barrel and $1.55 per Mcf, respectively. Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998 and February 28, 1999. As of the date of this Annual Report, oil prices have increased slightly over the February 28, 1999 price, primarily due to the March 1999 announcement that several oil producing nations intend to curtail oil exports. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                                1985-1 Program
                                --------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $117,856 (27.1%) in 1998 as compared to 1997. Of this decrease, approximately $82,000 was related to a decrease in volumes of gas sold and approximately $64,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $32,000 related to a refund to the purchaser by the 1985-1 Program in 1997 of a prior oil overpayment. Volumes of oil and gas sold decreased 139 barrels and 35,855 Mcf, respectively, in 1998 as compared to 1997. The decrease in the volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on four wells during 1997. Average oil and gas prices decreased to $13.07 per barrel and $1.90 per Mcf, respectively, in 1998 from $19.69 per barrel and $2.28, respectively, per Mcf in 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,166 (16.2%) in 1998 as compared to 1997. This increase resulted primarily from credits received during 1997 from the operators on two sold wells for prior period lease operating expenses. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.4% in 1998 from 21.5% in 1997 primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,947 (25.7%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.2% in 1998 and 8.0% in 1997. Any increase in this percentage related to the decreases in the average prices of oil and gas sold was substantially offset by a decrease related to the 1998 upward reserve revisions.

      General and administrative expenses decreased $3,852 (6.7%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 16.9% in 1998 from 13.2% in 1997, primarily due to the decrease in oil and gas sales.


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


                                1985-2 Program
                                --------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $61,783 (32.9%) in 1998 as compared to 1997. Of this decrease, approximately $11,000 and $26,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $15,000 and $21,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $11,000 related to a refund by the 1985-2 Program in 1997 of a prior oil overpayment. Volumes of oil and gas sold decreased 566 barrels and 11,051 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from the curtailment of oil sales on one well due to low oil prices. The decrease in volumes of gas sold resulted primarily from
(i) the sale of two wells during 1998, (ii) the 1985-2 Program receiving a decreased percentage of sales on one well during 1998 due to the 1985-2 Program's overproduced gas balancing position in that well, and (iii) positive prior period volume adjustments made by purchasers on several wells during 1997. Average oil and gas prices decreased to $12.80 per barrel and $1.96 per Mcf, respectively, in 1998 from $18.87 per barrel and $2.39 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, during the fourth quarter of 1998 the 1985-2 Program sold for $15,938 two wells which had no reserves that could be economically recovered. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 30%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were not reduced and a gain on sale of oil and gas properties of $15,938 was recognized. No such sales occurred during 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,649 (39.5%) in 1998 as compared to 1997. This percentage increase resulted primarily from credits received during 1997 from the operator on one sold well for prior period lease operating expenses. As a percentage of oil and gas sales, these expenses increased to 52.2% in 1998 from 25.1% in 1997. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,153 (27.2%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.7% in 1998 from 6.2% in 1997.

      General and administrative expenses decreased $4,109 (7.4%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 40.8% in 1998 from 29.6% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $30,761 (39.4%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold, (ii) a credit received from the operator of one well during 1997, (iii) the shutting-in of one well by the operator during a portion of 1997, and (iv) the sale of one well in 1996. As a percentage of oil and gas sales, these expenses decreased to 25.1% in 1997 from 33.9% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997 as compared to 1996.

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1998 production levels for future years, the 1985-1 and 1985-2 Programs' proved reserve quantities at December 31, 1998 would have remaining lives of approximately 4.3 and 5.4 years, respectively, for gas reserves and 7.0 and 3.2 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1998, it is possible that a significant decrease in oil and gas prices from December 31, 1998 levels will reduce such reserves and their corresponding life-span.

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

      The 1985-2 Program's Statement of Cash Flows for the year ended December 31, 1998 includes proceeds from the sale of oil and gas properties during 1998. It is possible that the 1985-2 Program's repurchase values and future cash distributions could be reduced as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1985-2 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves that the 1985-2 Program's remaining properties.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1998. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

                                   In General

      The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. For example, computer programs and imbedded chips that are date sensitive may recognize a date using

(00) as the year 1900 rather than the year 2000. The consequence of Y2K is that computer and imbedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Programs, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, Dyco does not believe that these risks will be material to the Programs' operations.

      The Programs' business is producing oil and gas. The day-to-day production of the Programs' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Programs' daily business activities will not be materially affected by Y2K.

      The Programs rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

      1.    increase the awareness of the issue among key employees;
      2.    identify areas of potential risk;
      3. assess the relative impact of these risks and Samson's ability to manage them; and
      4.    remediate these risks on a priority basis wherever possible.

      Samson Investment Company's Chief Financial Officer is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of March 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


                      Financial and Administrative Systems

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external revenue and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.


      3.  Risk Assessment.  The failure to identify  and correct a material  Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than May 15, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Programs.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson will consider in the second half of 1999 its options with respect to contingency arrangements for temporary staffing to accommodate such situations.


                                Imbedded Systems

      1. Awareness. Samson's Y2K program has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Programs operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than May 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Programs' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than May 15, 1999.


      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Programs. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Programs with respect to these applications.

      4. Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Samson will utilize its existing field personnel in an attempt to avoid any material impact on operating cash flow. Samson is not able to quantify any potential exposure in the event of systems failure or inadequate manual alternatives.


                              Third Party Exposures

      1. Awareness. Samson has advised management to consider Y2K implications with its outside vendors, customers, and business partners. Management has been asked to participate in the identification of potential third party Y2K risks and, as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant third party Y2K exposure is its dependence on third parties for the receipt of revenues from oil and gas sales. However, virtually all of these purchasers are very large and sophisticated companies. Other Y2K concerns include the availability of electric power to Samson's field operations, the integrity of telecommunication systems, and the readiness of commercial banks to execute electronic fund transfers.

      3. Risk Assessment. Because of the high awareness of the Y2K problem in the U.S., Samson has not undertaken and does not plan to undertake a formal company wide plan to make inquiries of third parties on the subject of Y2K readiness. If it did so, Samson has no ability to require responses to such inquiries or to independently verify their accuracy. Samson has, however, received oral assurances from its significant oil and gas purchasers of Y2K compliance. If significant disruptions from major purchasers were to occur, however, there could be a material and adverse impact on the Programs' results of operations, liquidity, and financial conditions.

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Dyco believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

      5. Contingency Planning. In the unlikely event that material production disruptions occur as a result of Y2K failures of third parties, the Programs' operating cash flow could be impacted. This contingency will be factored into deliberations on the level of quarterly cash distributions paid out during any such period of cash flow disruption.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-1 Limited Partnership, a Minnesota limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 18, 1999

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                                           1998        1997
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 31,245    $ 43,585
   Accrued oil and gas sales                               41,516      83,721
                                                          -------     -------

     Total current assets                                $ 72,761    $127,306

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                       117,026     141,913

DEFERRED CHARGE                                            20,732      14,434
                                                          -------     -------

                                                         $210,519    $283,653
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  6,793    $  6,485
   Gas imbalance payable                                      -        13,160
                                                          -------     -------
     Total current liabilities                           $  6,793    $ 19,645

ACCRUED LIABILITY                                        $ 39,184    $ 23,955

PARTNERS' CAPITAL:
   General Partner, 41 general partner
     units                                               $  1,645    $  2,400
   Limited Partners, issued and
     outstanding 4,100 Units                              162,897     237,653
                                                          -------     -------

     Total Partners' capital                             $164,542    $240,053
                                                          -------     -------

                                                         $210,519    $283,653
                                                          =======     =======



              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1998, 1997, and 1996


                                               1998        1997        1996
                                             --------    --------    --------

REVENUES:
   Oil and gas sales                         $316,720    $434,576    $408,826
   Interest                                     3,100       3,586       2,345
                                              -------     -------     -------

                                             $319,820    $438,162    $411,171

COSTS AND EXPENSES:
   Lease operating                           $ 86,362    $ 58,594    $ 63,559
   Production taxes                            22,453      35,055      29,783
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                25,912      34,859      27,369
   General and administrative                  53,554      57,406      55,169
                                              -------     -------     -------

                                             $188,281    $185,914    $175,880
                                              -------     -------     -------

NET INCOME                                   $131,539    $252,248    $235,291
                                              =======     =======     =======

GENERAL PARTNER (1%) - NET INCOME            $  1,315    $  2,522    $  2,353
                                              =======     =======     =======

LIMITED PARTNERS (99%) - NET INCOME          $130,224    $249,726    $232,938
                                              =======     =======     =======

NET INCOME per Unit                          $  31.77    $  60.91    $  56.82
                                              =======     =======     =======

UNITS OUTSTANDING                               4,141       4,141       4,141
                                              =======     =======     =======


              The accompanying notes are an integral part of these
                              financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1985-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1998, 1997, and 1996


                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------


Balances at Dec. 31, 1995                $2,908      $287,936      $290,844
   Cash distributions                   ( 1,863)    ( 184,482)    ( 186,345)
   Net income                             2,353       232,938       235,291
                                          -----       -------       -------

Balances at Dec. 31, 1996                $3,398      $336,392      $339,790
   Cash distributions                   ( 3,520)    ( 348,465)    ( 351,985)
   Net income                             2,522       249,726       252,248
                                          -----       -------       -------

Balances at Dec. 31, 1997                $2,400      $237,653      $240,053
   Cash distributions                   ( 2,070)    ( 204,980)    ( 207,050)
   Net income                             1,315       130,224       131,539
                                          -----       -------       -------

Balances at Dec. 31, 1998                $1,645      $162,897      $164,542
                                          =====       =======       =======


              The accompanying notes are an integral part of these
                              financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1985-1 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                              1998          1997         1996
                                           ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $131,539      $252,248     $235,291
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                            25,912        34,859       27,369
     (Increase) decrease in accrued
        oil and gas sales                     42,205        11,737    (  33,236)
     (Increase) decrease in deferred
        charge                             (   6,298)        1,085    (  10,778)
     Increase (decrease) in accounts
        payable                                  308           569    (   4,037)
     Increase (decrease) in gas imbalance
        payable                            (  13,160)       13,160         -
     Increase (decrease) in accrued
        liability                             15,229     (   5,747)       1,270
                                             -------       -------      -------
   Net cash provided by operating
     activities                             $195,735      $307,911     $215,879
                                             -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                     $    492      $    935     $    907
   Additions to oil and gas properties     (   1,517)         -       (   2,213)
                                             -------       -------      -------
   Net cash provided (used) by
     investing activities                  ($  1,025)     $    935    ($  1,306)
                                             -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash Distributions                      ($207,050)    ($351,985)   ($186,345)
                                             -------       -------      -------
   Net cash used by financing activities   ($207,050)    ($351,985)   ($186,345)
                                             -------       -------      -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                  ($ 12,340)    ($ 43,139)    $ 28,228

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        43,585        86,724       58,496
                                             -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $ 31,245      $ 43,585     $ 86,724
                                             =======       =======      =======

                     The accompanying notes are an integral
                       part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,394 (34.0%) of the Program's Units at December 31, 1998.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1998, 1997, and 1996 were $ .16, $0.17, and $0.14, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1998 and 1997 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 45,465 Mcf, resulting in prepaid lease operating expenses of $20,732. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 42,204 Mcf, resulting in prepaid lease operating expenses of $14,434.


      Accrued Liability

            The Accrued Liability at December 31, 1998 and 1997 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 85,930 Mcf, resulting in accrued lease operating expenses of $39,184. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 70,045 Mcf, resulting in accrued lease operating expenses of $23,955.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1998, no such liability was recorded. At December 31, 1997, total sales exceeded the Program's share of estimated total gas reserves on one well by $13,160 (8,773 Mcf). This amount was recorded as gas imbalance payable at December 31, 1997 in accordance with the sales method.


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

2.    TRANSACTIONS WITH RELATED PARTIES

            Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1998, 1997, and 1996, such expenses totaled $53,554, $57,406, and $55,169, respectively, of which $42,840 was paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1998, 1997, and 1996:

        Purchaser                            1998    1997     1996
        ---------                            -----   -----    -----

        El Paso Energy
           Marketing Company                 79.2%   74.1%    74.9%
        Sanguine, Ltd.                       11.3%   15.5%    17.9%


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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1998 and 1997 were as follows:

                                                      December 31,
                                             -------------------------------
                                                 1998              1997
                                             -------------     -------------

      Proved properties                       $20,981,447       $20,980,422

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                 ( 20,864,421)     ( 20,838,509)
                                               ----------        ----------

      Net oil and gas properties              $   117,026       $   141,913
                                               ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1998, 1997, and 1996. Costs incurred by the Program in connection with its oil and gas property development activities during 1998, 1997, and 1996 were as follows:

                                                  December 31,
                                          -----------------------------
                                           1998       1997       1996
                                          ------     ------     -------

      Development costs                   $1,517     $  -       $2,213
                                           =====      =====      =====

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 1998, 1997, and 1996. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States and there are no proved undeveloped reserves. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                    1998                      1997                      1996
                             --------------------     ---------------------      ---------------------
                                Oil         Gas          Oil         Gas          Oil         Gas
                              (Bbls)       (Mcf)       (Bbls)       (Mcf)        (Bbls)       (Mcf)
                             --------   ---------     ---------   ---------      ---------   ---------
Proved reserves,
   beginning of year          1,525      771,783       1,975       732,477       35,788      597,729

Revisions of previous
   estimates                    728      109,278      (   28)      240,188      (   444)     242,711

Sales of reserves(1)(2)         -            -          -             -         (33,982)    ( 18,334)

Purchases of reserves(1)        -            -          -             -             824      101,534

Production                   (  283)    (165,027)     (  422)     (200,882)     (   211)    (191,163)
                              -----      -------       -----       -------       ------      -------

Proved reserves,
   end of year                1,970      716,034       1,525       771,783        1,975      732,477
                              =====      =======       =====       =======       ======      =======

Proved developed reserves:
   Beginning of year          1,525      771,783       1,975       732,477       35,788      597,729
                              -----      -------       -----       -------       ------      -------
   End of year                1,970      716,034       1,525       771,783        1,975      732,477
                              =====      =======       =====       =======       ======      =======


-----------------
(1) These  purchases and sales were non-cash  exchanges of oil and gas reserves.
(2) A  significant  portion of these  reserves  were  behind pipe and would have required significant capital expenditures in order to produce the reserves.

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1998 using oil and gas prices of $9.50 per barrel and $2.03 per Mcf, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP












Tulsa, Oklahoma
March 18, 1999

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                                           1998        1997
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 26,412    $ 68,271
   Accrued oil and gas sales                               13,786      31,074
                                                          -------     -------
     Total current assets                                $ 40,198    $ 99,345

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                        39,823      53,942

DEFERRED CHARGE                                            54,175      48,160
                                                          -------     -------

                                                         $134,196    $201,447
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  4,238    $  2,718
                                                          -------     -------

     Total current liabilities                           $  4,238    $  2,718

ACCRUED LIABILITY                                        $  8,218    $  7,515

PARTNERS' CAPITAL:
   General Partner, 44 general partner
     units                                               $  1,217    $  1,912
   Limited Partners, issued and
     outstanding, 4,330 Units                             120,523     189,302
                                                          -------     -------

     Total Partners' capital                             $121,740    $191,214
                                                          -------     -------
                                                         $134,196    $201,447
                                                          =======     =======


              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1998, 1997, and 1996


                                             1998        1997         1996
                                          ---------    ---------    --------

REVENUES:
   Oil and gas sales                      $126,100     $187,883     $230,192
   Interest                                  1,809        1,671        2,302
   Gain on sale of
     oil and gas properties                 15,938         -            -
                                           -------      -------      -------

                                          $143,847     $189,554     $232,494

COSTS AND EXPENSES:
   Lease operating                        $ 56,430     $ 33,442     $ 61,178
   Production taxes                          9,450       13,789       16,814
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              8,457       11,610        9,911
   General and administrative               51,504       55,613       53,296
                                           -------      -------      -------

                                          $125,841     $114,454     $141,199
                                           -------      -------      -------

NET INCOME                                $ 18,006     $ 75,100     $ 91,295
                                           =======      =======      =======

GENERAL PARTNER (1%) - NET
   INCOME                                 $    180     $    751     $    913
                                           =======      =======      =======

LIMITED PARTNERS (99%) - NET
   INCOME                                 $ 17,826     $ 74,349     $ 90,382
                                           =======      =======      =======

NET INCOME per Unit                       $   4.12     $  17.17     $  20.87
                                           =======      =======      =======

UNITS OUTSTANDING                            4,374        4,374        4,374
                                           =======      =======      =======


              The accompanying notes are an integral part of these
                              financial statements.

                         DYCO OIL AND GAS PROGRAM 1985-2
                               LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1998, 1997, and 1996


                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------

Balances at Dec. 31, 1995                $2,872      $284,387      $287,259
   Cash distributions                   ( 1,531)    ( 151,559)    ( 153,090)
   Net income                               913        90,382        91,295
                                          -----       -------       -------

Balances at Dec. 31, 1996                $2,254      $223,210      $225,464
   Cash distributions                   ( 1,093)    ( 108,257)    ( 109,350)
   Net income                               751        74,349        75,100
                                          -----       -------       -------

Balances at Dec. 31, 1997                $1,912      $189,302      $191,214
   Cash distributions                   (   875)    (  86,605)    (  87,480)
   Net income                               180        17,826        18,006
                                          -----       -------       -------

Balances at Dec. 31, 1998                $1,217      $120,523      $121,740
                                          =====       =======       =======


              The accompanying notes are an integral part of these
                              financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1985-2 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                             1998          1997         1996
                                          ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $18,006       $ 75,100     $ 91,295
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                           8,457         11,610        9,911
     Gain on sale of oil and
        gas properties                    ( 15,938)          -            -
     (Increase) decrease in accrued
        oil and gas sales                   17,288         15,471    (   5,056)
     Increase in deferred charge          (  6,015)     (   8,633)   (  11,190)
     Increase (decrease) in
        accounts payable                     1,520      (   3,480)   (   2,827)
     Increase (decrease) in
        accrued liability                      703      (   5,384)       2,785
                                            ------        -------      -------
   Net cash provided by operating
     activities                            $24,021       $ 84,684     $ 84,918
                                            ------        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                    $21,600       $  6,664     $  7,329
   Additions to oil and gas
     properties                               -              -       (   7,396)
                                            ------        -------      -------
   Net cash provided (used) by
     investing activities                  $21,600       $  6,664    ($     67)
                                            ------        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($87,480)     ($109,350)   ($153,090)
                                            ------        -------      -------
   Net cash used by financing
     activities                           ($87,480)     ($109,350)   ($153,090)
                                            ------        -------      -------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                   ($41,859)     ($ 18,002)   ($ 68,239)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      68,271         86,273      154,512
                                            ------        -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $26,412       $ 68,271     $ 86,273
                                            ======        =======      =======
                     The accompanying notes are an integral
                       part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996



1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 26, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,562 (36.1%) of the Program's Units at December 31, 1998.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1998, 1997, and 1996 were $ .13, $0.15, and $0.11, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the fourth quarter of 1998, the Program sold for $15,938 two wells which had no reserves that could be economically recovered. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 30%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were not reduced and a gain on sale of oil and gas properties of $15,938 was recognized.


      Deferred Charge

            The Deferred Charge at December 31, 1998 and 1997 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 78,973 Mcf, resulting in prepaid lease operating expenses of $54,175. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 80,603 Mcf, resulting in prepaid lease operating expenses of $48,160.

      Accrued Liability

            The Accrued Liability at December 31, 1998 and 1997 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 11,980 Mcf, resulting in accrued lease operating expenses of $8,218. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 12,577 Mcf, resulting in accrued lease operating expenses of $7,515.


      Oil and Gas Sales

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1998 and 1997, no such liability was recorded.


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

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1998, 1997, and 1996, such expenses totaled $51,504, $55,613, and $53,296, respectively, of which $40,272 was paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1998, 1997, and 1996:

           Purchaser                     1998     1997    1996
           ---------                     -----    -----   -----
           El Paso Energy
             Marketing Company           54.6%    52.7%   36.8%
           Sanguine, Ltd.                  -        - %   12.0%
           Mobil Oil Corporation         12.6%    15.0%   15.9%
           Koch Oil Company              11.4%    14.1%   14.8%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1998 and 1997 were as follows:

                                                      December 31,
                                             -------------------------------
                                                 1998              1997
                                             -------------     -------------

     Proved properties                        $22,431,129       $22,436,791

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance                   ( 22,391,306)     ( 22,382,849)
                                               ----------        ----------

     Net oil and gas properties               $    39,823       $    53,942
                                               ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1998, 1997, and 1996. Costs incurred by the Program in connection with its oil and gas property development activities during 1998, 1997, and 1996 were as follows:

                                                      December 31,
                                             ------------------------------
                                              1998        1997        1996
                                              ----        ----        -----
        Development costs                    $  -        $   -       $7,396
                                              ====        ====        =====

Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 1998, 1997, and 1996. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                     1998                         1997                     1996
                              ---------------------       ---------------------    ---------------------
                                 Oil         Gas             Oil         Gas          Oil         Gas
                               (Bbls)       (Mcf)          (Bbls)       (Mcf)        (Bbls)      (Mcf)
                              --------    ---------       --------    ---------    --------    ---------
Proved reserves,
   beginning of year           10,595      307,346         18,235      338,081      19,285      353,387

Revisions of previous
   estimates                  (   455)       5,803        ( 4,677)      29,062      10,204       46,689

Sales of reserves(1)(2)          -        (    379)          -            -        ( 7,380)    (  5,145)

Purchases of reserves(1)         -            -              -            -             97       12,077

Production                    ( 2,397)    ( 48,746)       ( 2,963)    ( 59,797)    ( 3,971)    ( 68,927)
                               ------      -------         ------      -------      ------      -------

Proved reserves,
   end of year                  7,743      264,024         10,595      307,346      18,235      338,081
                               ======      =======         ======      =======      ======      =======

Proved developed reserves:
   Beginning of year           10,595      307,346         18,235      338,081      19,285      353,387
                               ------      -------         ------      -------      ------      -------
   End of year                  7,743      264,024         10,595      307,346      18,235      338,081
                               ======      =======         ======      =======      ======      =======
--------------------

(1) The purchases and sales during 1996 were non-cash exchanges of oil and gas reserves.
(2) A significant portion of the reserves sold were behind pipe and would have required significant capital expenditures in order to produce the reserves.

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1998 using oil and gas prices of $9.50 per barrel and $2.03 per Mcf, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Programs are limited partnerships and have no directors or executive officers. The following individuals are directors and executive officers of Dyco, the General Partner. The business address of such directors and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            NAME            AGE          POSITION WITH DYCO
      ----------------      ---   --------------------------------
      Dennis R. Neill        47   President and Director

      Patrick M. Hall        40   Chief Financial Officer

      Judy K. Fox            48   Secretary

      The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named

President of Dyco on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Berry Gas Company, Circle L Drilling Company, Compression, Inc., and Geodyne Resources, Inc. and its subsidiaries.

      Patrick M. Hall joined Samson in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining Samson he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Samson Hydrocarbons Company, Samson Properties Incorporated, and Geodyne Resources, Inc.
and its subsidiaries.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1998 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1998:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 1998

Type of Compensation/Reimbursement(1)                     Expense
-------------------------------------           -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
1985-1 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                              $42,840    $42,840    $42,840

1985-2 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                              $40,272    $40,272    $40,272

----------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of a significant portion of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1998:




                                                  Salary Reimbursement
                                           Three Years Ended December 31, 1998
                                                     1985-1 Program
                                                     --------------

                                                                         Long Term Compensation
                                                                     ------------------------------
                                      Annual Compensation                   Awards          Payouts
                               ---------------------------------     ---------------------  -------

                                                                                   Securi-
                                                         Other                       ties                All
    Name                                                 Annual      Restricted     Under-              Other
    and                                                  Compen-       Stock        lying     LTIP      Compen-
 Principal                     Salary         Bonus      sation       Award(s)     Options/  Payouts    sation
  Position            Year       ($)           ($)         ($)          ($)        SARs(#)     ($)        ($)
---------------       ----     -------       -------     -------     ----------    --------  -------    -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996      -           -           -           -               -        -          -

Dennis R. Neill,      1996      -           -           -           -               -        -          -
President(2)(3)       1997      -           -           -           -               -        -          -
                      1998      -           -           -           -               -        -          -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $25,061       -           -           -               -        -          -
                      1997    $25,593       -           -           -               -        -          -
                      1998    $25,353       -           -           -               -        -          -
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


                                                     1985-2 Program
                                                     --------------

                                                                         Long Term Compensation
                                                                     ------------------------------
                                      Annual Compensation                   Awards          Payouts
                               ---------------------------------     ---------------------  -------

                                                                                   Securi-
                                                         Other                       ties                All
    Name                                                 Annual      Restricted     Under-              Other
    and                                                  Compen-       Stock        lying     LTIP      Compen-
 Principal                     Salary         Bonus      sation       Award(s)     Options/  Payouts    sation
  Position            Year       ($)           ($)         ($)          ($)        SARs(#)     ($)        ($)
---------------       ----     -------       -------     -------     ----------    --------  -------    -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996      -               -           -           -            -         -          -

Dennis R. Neill,      1996      -               -           -           -            -         -          -
President(2)(3)       1997      -               -           -           -            -         -          -
                      1998      -               -           -           -            -         -          -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $23,559           -           -           -            -         -          -
                      1997    $24,058           -           -           -            -         -          -
                      1998    $23,833           -           -           -            -         -          -
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


      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Programs have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 1999 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                      Beneficially
                                                     Owned (Percent
              Beneficial Owner                       of Outstanding)
      ---------------------------------             -----------------

      1985-1 Program:
      --------------

        Samson Resources Company                    1,394     (34.0%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                     1,394     (34.0%)

      1985-2 Program:
      --------------

        Samson Resources Company                    1,570     (36.3%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                     1,570     (36.3%)


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

      Dyco does not devote all of its time, efforts, and personnel exclusively to the Programs. Furthermore, the Programs do not have any employees, but instead rely on the personnel of Samson. The Programs thus compete with the Samson Companies (including other oil and gas programs) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Programs as are indicated by the circumstances and as are consistent with Dyco's fiduciary duties.

      Affiliates of the Program are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Programs' leasehold interests. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that a Program would take if it were to administer its own contracts without involvement with other members of Samson. On the other hand, management believes that the Programs' negotiating strength and contractual positions have been enhanced by virtue of its affiliation with Samson.

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 34% and 36%, respectively, of the 1985-1 and 1985-2 Programs' outstanding Units as of March 1, 1999. The Program Agreements permit Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996 are filed as part of this report:

                        Reports of Independent Accountants
                        Balance Sheets
                        Statements of Operations
                        Statements of Changes in Partners' Capital
                        Statements of Cash Flows
                        Notes to Financial Statements

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

                *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

                *27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

                  All other Exhibits are omitted as inapplicable.


                  -----------------
                  *  Filed herewith.


      (b) Reports on Form 8-K filed during the fourth quarter of 1998:

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

                                           March 26, 1999


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

By:   /s/Dennis R. Neill      President and                  March 26, 1999
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      /s/Patrick M. Hall      Chief Financial                March 26, 1999
      -------------------     Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      /s/Judy K. Fox          Secretary                      March 26, 1999
      -------------------
         Judy K. Fox

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

                                           March 26, 1999


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

By:   /s/Dennis R. Neill      President and                  March 26, 1999
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      /s/Patrick M. Hall      Chief Financial                March 26, 1999
      -------------------     Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      /s/Judy K. Fox          Secretary                      March 26, 1999
      -------------------
         Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.


------------------
*  Filed herewith.