Form 10-Q
period 1999-06-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1999-08-04
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1999                             2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   1999           1998
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 84,116         $ 31,245
   Accrued oil and gas sales                       47,723           41,516
                                                 --------         --------
      Total current assets                       $131,839         $ 72,761

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           106,800          117,026

DEFERRED CHARGE                                    20,732           20,732
                                                 --------         --------
                                                 $259,371         $210,519
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,293         $  6,793
                                                 --------         --------
      Total current liabilities                  $  5,293         $  6,793

ACCRUED LIABILITY                                $ 39,184         $ 39,184

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                              $  2,149         $  1,645
   Limited Partners, issued and
      outstanding, 4,100 Units                    212,745          162,897
                                                 --------         --------
      Total Partners' capital                    $214,894         $164,542
                                                 --------         --------
                                                 $259,371         $210,519
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $76,429           $74,001
   Interest                                          652               328
                                                 -------           -------
                                                 $77,081           $74,329

COSTS AND EXPENSES:
   Oil and gas production                        $22,216           $25,479
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,537             8,144
   General and administrative
      (Note 2)                                    11,388            11,507
                                                 -------           -------
                                                 $38,141           $45,130
                                                 -------           -------

NET INCOME                                       $38,940           $29,199
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   390           $   292
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $38,550           $28,907
                                                 =======           =======
NET INCOME PER UNIT                              $  9.40           $  7.05
                                                 =======           =======
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======           =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999             1998
                                                ----------        ----------

REVENUES:
   Oil and gas sales                             $129,392          $169,022
   Interest                                         1,085             1,121
                                                 --------          --------
                                                 $130,477          $170,143

COSTS AND EXPENSES:
   Oil and gas production                        $ 40,371          $ 51,796
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   10,226            16,503
   General and administrative
      (Note 2)                                     29,528            30,027
                                                 --------          --------
                                                 $ 80,125          $ 98,326
                                                 --------          --------

NET INCOME                                       $ 50,352          $ 71,817
                                                 ========          ========
GENERAL PARTNER (1%) - net income                $    504          $    718
                                                 ========          ========
LIMITED PARTNERS (99%) - net income              $ 49,848          $ 71,099
                                                 ========          ========
NET INCOME PER UNIT                              $  12.16          $  17.34
                                                 ========          ========
UNITS OUTSTANDING                                   4,141             4,141
                                                 ========          ========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                               ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $50,352           $ 71,817
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               10,226             16,503
      (Increase) decrease in accrued
        oil and gas sales                      (  6,207)            35,782
      Increase (decrease) in accounts
        payable                                (  1,500)                84
                                                -------           --------
      Net cash provided by operating
        activities                              $52,871           $124,186
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
      activities                                $     -           $      -
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $     -          ($103,525)
                                                -------           --------
   Net cash used by financing
      activities                                $     -          ($103,525)
                                                -------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $52,871           $ 20,661

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           31,245             43,585
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $84,116           $ 64,246
                                                =======           ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 20,985         $ 26,412
   Accrued oil and gas sales                       19,829           13,786
                                                 --------         --------
      Total current assets                       $ 40,814         $ 40,198

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            36,334           39,823

DEFERRED CHARGE                                    54,175           54,175
                                                 --------         --------
                                                 $131,323         $134,196
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,185         $  4,238
                                                 --------         --------
      Total current liabilities                  $  4,185         $  4,238

ACCRUED LIABILITY                                $  8,218         $  8,218

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                              $  1,189         $  1,217
   Limited Partners, issued and
      outstanding, 4,330 Units                    117,731          120,523
                                                 --------         --------
      Total Partners' capital                    $118,920         $121,740
                                                 --------         --------
                                                 $131,323         $134,196
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $33,139          $34,943
   Interest                                           61              912
                                                 -------          -------
                                                 $33,200          $35,855

COSTS AND EXPENSES:
   Oil and gas production                        $10,769          $16,051
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,493            2,566
   General and administrative
      (Note 2)                                    10,659           10,910
                                                 -------          -------
                                                 $22,921          $29,527
                                                 -------          -------

NET INCOME                                       $10,279          $ 6,328
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income                                        $   103          $    63
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income                                        $10,176          $ 6,265
                                                 =======          =======
NET INCOME PER UNIT                              $  2.35          $  1.45
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $58,056          $70,927
   Interest                                          291            1,754
                                                 -------          -------
                                                 $58,347          $72,681

COSTS AND EXPENSES:
   Oil and gas production                        $29,330          $35,770
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,501            4,887
   General and administrative
      (Note 2)                                    28,336           29,226
                                                 -------          -------
                                                 $61,167          $69,883
                                                 -------          -------

NET INCOME (LOSS)                               ($ 2,820)         $ 2,798
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income (loss)                                ($    28)         $    28
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income (loss)                                ($ 2,792)         $ 2,770
                                                 =======          =======
NET INCOME (LOSS) PER UNIT                      ($   .64)         $   .64
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            ($ 2,820)         $ 2,798
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 3,501            4,887
      (Increase) decrease in accrued oil
        and gas sales                           (  6,043)          11,028
      Increase (decrease) in accounts
        payable                                 (     53)           2,000
                                                 -------          -------
      Net cash provided (used) by
        operating activities                    ($ 5,415)         $20,713
                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          ($    12)         $     -
   Proceeds from the sale of oil and
      gas properties                                   -            5,661
                                                 -------          -------
   Net cash provided (used) by
      investing activities                      ($    12)         $ 5,661
                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            $     -         ($87,480)
                                                 -------          -------
   Net cash used by financing
      activities                                 $     -         ($87,480)
                                                 -------          -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($ 5,427)        ($61,106)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            26,412           68,271
                                                 -------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $20,985          $ 7,165
                                                 =======          =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1999, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998, and changes in cash flows for the six months ended June 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1999 and 1998 the 1985-1 Program incurred such expenses totaling $11,388 and $11,507, respectively, of which $10,710 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1999 and 1998 the 1985-1 Program incurred such expenses totaling $29,528 and $30,027, respectively, of which $21,420 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1999 and 1998 the 1985-2 Program incurred such expenses totaling $10,659 and $10,910, respectively, of which $10,068 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1999 and 1998 the 1985-2 Program incurred such expenses totaling $28,336 and $29,226, respectively, of which $20,136 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded during the first half of 1999 primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      1985-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1999             1998
                                                  -------          -------
      Oil and gas sales                           $76,429          $74,001
      Oil and gas production expenses             $22,216          $25,479
      Barrels produced                                148               78
      Mcf produced                                 38,363           41,890
      Average price/Bbl                           $ 12.58          $ 12.47
      Average price/Mcf                           $  1.94          $  1.74

      As shown in the table above, total oil and gas sales increased $2,428 (3.3%) for the three months ended June 30,

      1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $7,600 was related to an increase in the average price of gas sold and approximately $900 was related to an increase in volumes of oil sold. This increase was partially offset by a decrease of approximately $6,100 related to a decrease in volumes of gas sold. Volumes of oil sold increased 70 barrels, while volumes of gas sold decreased 3,527 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil prices remained relatively constant at $12.58 per barrel for the three months ended June 30, 1999 and $12.47 per barrel for the three months ended June 30, 1998. Average gas prices increased to $1.94 per Mcf for the three months ended June 30, 1999 from $1.74 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,263 (12.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in transportation charges on two wells during the three months ended June 30, 1999 and (ii) a decrease in repair and maintenance expenses on one well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 29.1% for the three months ended June 30, 1999 from 34.4% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,607 (44.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at June 30, 1999 as compared to March 31, 1999 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 5.9% for the three months ended June 30, 1999 from 11.0% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $119 (1.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 14.9% for the three months ended June 30, 1999 from 15.5% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $129,392         $169,022
      Oil and gas production expenses             $ 40,371         $ 51,796
      Barrels produced                                 199              152
      Mcf produced                                  72,302           85,773
      Average price/Bbl                           $  12.11         $  13.90
      Average price/Mcf                           $   1.76         $   1.95

      As shown in the table above, total oil and gas sales decreased $39,630 (23.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $26,000 was related to a decrease in volumes of gas sold and approximately $14,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 47 barrels, while volumes of gas sold decreased 13,471 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to
      (i) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1998 and (ii) normal declines in production. Average oil and gas prices decreased to $12.11 per barrel and $1.76 per Mcf, respectively, for the six months ended June 30, 1999 from $13.90 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,425 (22.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in transportation charges on two wells during the six months ended June 30, 1999, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in repair and maintenance expenses on one well during the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses remained relatively constant at 31.2% for the six months ended June 30, 1999 and 30.6% for the six months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,277 (38.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at June 30, 1999 as compared to June 30, 1998. As a percentage of oil and gas sales, this expense decreased to 7.9% for the six months ended June 30, 1999 from 9.8% for the six months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $499 (1.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 22.8% for the six months ended June 30, 1999 from 17.8% for the six months ended June 30, 1998. This percentage increase was primarily due to decrease in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                1999               1998
                                               -------           -------
      Oil and gas sales                        $33,139           $34,943
      Oil and gas production expenses          $10,769           $16,051
      Barrels produced                             989               734
      Mcf produced                               9,706            13,310
      Average price/Bbl                        $ 14.24           $ 12.81
      Average price/Mcf                        $  1.96           $  1.92

      As shown in the table above, total oil and gas sales decreased $1,804 (5.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $6,900 was related to a decrease in volumes of gas sold. This decrease was partially offset by increases of approximately $3,300 related to an increase in volumes of oil sold and approximately $1,400 and $400, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 255 barrels, while volumes of gas sold decreased 3,604 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase in volumes of oil sold was primarily due to the release of curtailed sales on one well during the three months ended June 30, 1999 due to increased oil prices. The decrease in volumes of gas sold was primarily due to (i) the sale of one well in late 1998, (ii) positive prior period volume adjustments made by the purchasers on two wells during the three months ended June 30, 1998, and
      (iii) normal declines in production. Average oil and gas prices increased to $14.24 per barrel and $1.96 per Mcf, respectively, for the three months ended June 30, 1999 from

      $12.81 per barrel and $1.92 per Mcf, respectively, for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,282 (32.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in compression expenses on two wells during the three months ended June 30, 1999 and (ii) the sale of one well in late 1998. As a percentage of oil and gas sales, these expenses decreased to 32.5% for the three months ended June 30, 1999 from 45.9% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,073 (41.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to increases in the oil and gas prices used in the valuation of reserves at June 30, 1999 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 4.5% for the three months ended June 30, 1999 from 7.3% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $251 (2.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 32.2% for the three months ended June 30, 1999 from 31.2% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                Six Months Ended June 30,
                                                -------------------------
                                                  1999             1998
                                                 -------          -------
      Oil and gas sales                          $58,056          $70,927
      Oil and gas production expenses            $29,330          $35,770
      Barrels produced                             1,557            1,419
      Mcf produced                                21,257           26,373
      Average price/Bbl                          $ 12.97          $ 13.38
      Average price/Mcf                          $  1.78          $  1.97

      As shown in the table above, total oil and gas sales decreased $12,871 (18.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $10,000 was related to a decrease in volumes of gas sold and approximately $4,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $2,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 138 barrels, while volumes of gas sold decreased 5,116 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of oil sold was primarily due to the release of curtailed sales on one well during the six months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to
      (i) the sale of one well in late 1998 and (ii) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1998. Average oil and gas prices decreased to $12.97 per barrel and $1.78 per Mcf, respectively, for the six months ended June 30, 1999 from $13.38 per barrel and $1.97 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,440 (18.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in compression expenses on two wells during the six months ended June 30, 1999 and (ii) the sale of one well in late 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 50.5% for the six months ended June 30, 1999 and 50.4% for the six months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,386 (28.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) increases in the oil and gas prices used in the valuation of reserves at June 30, 1999 as compared to June 30, 1998. As a percentage of oil and gas sales, this expense decreased to 6.0% for the six months ended June 30, 1999 from 6.9% for the six months ended June 30, 1998. The percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $890 (3.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 48.8% for the six months ended June 30, 1999 from 41.2% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Programs, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, Dyco does not believe that these risks will be material to the Programs' operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Programs.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Programs operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Programs. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Programs with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1999        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1999        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.