Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 1999-11-03
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 1999                                2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 15,295          $ 31,245
   Accrued oil and gas sales                      54,658            41,516
                                                --------          --------
      Total current assets                      $ 69,953          $ 72,761

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          104,439           117,026

DEFERRED CHARGE                                   20,732            20,732
                                                --------          --------
                                                $195,124          $210,519
                                                ========          ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  5,320          $  6,793
                                                --------          --------
      Total current liabilities                 $  5,320          $  6,793

ACCRUED LIABILITY                               $ 39,184          $ 39,184

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                             $  1,506          $  1,645
   Limited Partners, issued and
      outstanding, 4,100 Units                   149,114           162,897
                                                --------          --------
      Total Partners' capital                   $150,620          $164,542
                                                --------          --------
                                                $195,124          $210,519
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $73,768           $63,977
   Interest                                          961               832
                                                 -------           -------
                                                 $74,729           $64,809

COSTS AND EXPENSES:
   Oil and gas production                        $21,140           $26,020
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,361            10,868
   General and administrative
      (Note 2)                                    11,977            12,106
                                                 -------           -------
                                                 $35,478           $48,994
                                                 -------           -------

NET INCOME                                       $39,251           $15,815
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   392           $   158
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $38,859           $15,657
                                                 =======           =======
NET INCOME PER UNIT                              $  9.48           $  3.82
                                                 =======           =======
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======           =======



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999              1998
                                                ----------        ----------

REVENUES:
   Oil and gas sales                             $203,160          $232,999
   Interest                                         2,046             1,953
                                                 --------          --------
                                                 $205,206          $234,952

COSTS AND EXPENSES:
   Oil and gas production                        $ 61,511          $ 77,816
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   12,587            27,371
   General and administrative
      (Note 2)                                     41,505            42,133
                                                 --------          --------
                                                 $115,603          $147,320
                                                 --------          --------

NET INCOME                                       $ 89,603          $ 87,632
                                                 ========          ========
GENERAL PARTNER (1%) - net income                $    896          $    876
                                                 ========          ========
LIMITED PARTNERS (99%) - net income              $ 88,707          $ 86,756
                                                 ========          ========
NET INCOME PER UNIT                              $  21.64          $  21.16
                                                 ========          ========
UNITS OUTSTANDING                                   4,141             4,141
                                                 ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 89,603          $ 87,632
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                12,587            27,371
      (Increase) decrease in accrued
        oil and gas sales                      (  13,142)           43,200
      Increase (decrease) in accounts
        payable                                (   1,473)              452
                                                --------          --------
      Net cash provided by operating
        activities                              $ 87,575          $158,655
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
      activities                                $      -          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($103,525)        ($103,525)
                                                --------          --------
   Net cash used by financing
      activities                               ($103,525)        ($103,525)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 15,950)         $ 55,130

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            31,245            43,585
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 15,295          $ 98,715
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 29,223         $ 26,412
   Accrued oil and gas sales                       26,707           13,786
                                                 --------         --------
      Total current assets                       $ 55,930         $ 40,198

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            35,172           39,823

DEFERRED CHARGE                                    54,175           54,175
                                                 --------         --------
                                                 $145,277         $134,196
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,602         $  4,238
                                                 --------         --------
      Total current liabilities                  $  3,602         $  4,238

ACCRUED LIABILITY                                $  8,218         $  8,218

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                              $  1,335         $  1,217
   Limited Partners, issued and
      outstanding, 4,330 Units                    132,122          120,523
                                                 --------         --------
      Total Partners' capital                    $133,457         $121,740
                                                 --------         --------
                                                 $145,277         $134,196
                                                 ========         ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999             1998
                                                 -------          -------

REVENUES:
   Oil and gas sales                             $41,315          $29,063
   Interest                                          187               26
                                                 -------          -------
                                                 $41,502          $29,089

COSTS AND EXPENSES:
   Oil and gas production                        $14,397          $19,607
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,162            2,997
   General and administrative
      (Note 2)                                    11,406           11,479
                                                 -------          -------
                                                 $26,965          $34,083
                                                 -------          -------

NET INCOME (LOSS)                                $14,537         ($ 4,994)
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income (loss)                                 $   146         ($    50)
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income (loss)                                 $14,391         ($ 4,944)
                                                 =======          =======
NET INCOME (LOSS) PER UNIT                       $  3.32         ($  1.14)
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $99,371          $ 99,990
   Interest                                          478             1,780
                                                 -------          --------
                                                 $99,849          $101,770

COSTS AND EXPENSES:
   Oil and gas production                        $43,727          $ 55,377
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,663             7,884
   General and administrative
      (Note 2)                                    39,742            40,705
                                                 -------          --------
                                                 $88,132          $103,966
                                                 -------          --------

NET INCOME (LOSS)                                $11,717         ($  2,196)
                                                 =======          ========
GENERAL PARTNER (1%) - net
   income (loss)                                 $   118         ($     22)
                                                 =======          ========
LIMITED PARTNERS (99%) - net
   income (loss)                                 $11,599         ($  2,174)
                                                 =======          ========
NET INCOME (LOSS) PER UNIT                       $  2.68         ($    .50)
                                                 =======          ========
UNITS OUTSTANDING                                  4,374             4,374
                                                 =======          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $11,717         ($ 2,196)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,663            7,884
      (Increase) decrease in accrued oil
        and gas sales                           ( 12,921)          14,406
      Increase (decrease) in accounts
        payable                                 (    636)           2,561
                                                 -------          -------
      Net cash provided by operating
        activities                               $ 2,823          $22,655
                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          ($    12)         $     -
   Proceeds from the sale of oil and
      gas properties                                   -            5,661
                                                 -------          -------
   Net cash provided (used) by
      investing activities                      ($    12)         $ 5,661
                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            $     -         ($87,480)
                                                 -------          -------
   Net cash used by financing
      activities                                 $     -         ($87,480)
                                                 -------          -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 2,811         ($59,164)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            26,412           68,271
                                                 -------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $29,223          $ 9,107
                                                 =======          =======


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the 1985-1 Program incurred such expenses totaling $11,977 and $12,106, respectively, of which $10,710 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the 1985-1 Program incurred such expenses totaling $41,505 and $42,133, respectively, of which $32,130 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1999 and 1998 the 1985-2 Program incurred such expenses totaling $11,406 and $11,479, respectively, of which $10,068 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the 1985-2 Program incurred such expenses totaling $39,742 and $40,705, respectively, of which $30,204 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      1985-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1999             1998
                                                  -------          -------
      Oil and gas sales                           $73,768          $63,977
      Oil and gas production expenses             $21,140          $26,020
      Barrels produced                                 58               72
      Mcf produced                                 30,417           33,765
      Average price/Bbl                           $ 21.40          $ 12.68
      Average price/Mcf                           $  2.38          $  1.87

      As shown in the table above, total oil and gas sales increased $9,791 (15.3%) for the three months ended

      September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $16,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $6,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 14 barrels and 3,348 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to the 1985-1 Program receiving a reduced percentage of sales during the three months ended September 30, 1999 on one well due to the 1985-1 Program's overproduced gas balancing position in that well. Average oil and gas prices increased to $21.40 per barrel and $2.38 per Mcf, respectively, for the three months ended September 30, 1999 from $12.68 per barrel and $1.87 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,880 (18.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) a decrease in transportation charges on two wells during the three months ended September 30, 1999,
      (ii) a decrease in compression expenses on several wells during the three months ended September 30, 1999, and (iii) a decrease in repair and maintenance expenses on one well during the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 28.7% for the three months ended September 30, 1999 from 40.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,507 (78.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended September 30, 1999 from 17.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $129 (1.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the three months ended September 30, 1999 from 18.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $203,160         $232,999
      Oil and gas production expenses             $ 61,511         $ 77,816
      Barrels produced                                 257              224
      Mcf produced                                 102,719          119,538
      Average price/Bbl                           $  14.20         $  13.51
      Average price/Mcf                           $   1.94         $   1.92

      As shown in the table above, total oil and gas sales decreased $29,839 (12.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $32,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 33 barrels, while volumes of gas sold decreased 16,819 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) the 1985-1 Program receiving a reduced percentage of sales during the nine months ended September 30, 1999 on one well due to the 1985-1 Program's overproduced gas balancing position in that well,
      (ii) a positive prior period volume adjustment made by the purchaser during the nine months ended September 30, 1998, and (iii) normal declines in production. Average oil and gas prices increased to $14.20 per barrel and $1.94 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.51 per barrel and $1.92 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,305 (21.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in transportation charges on two wells during the nine months ended September 30, 1999, (ii) a decrease in compression expenses on several wells during the nine months ended September 30, 1999, and (iii) a decrease in production taxes due to the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 30.3% for the nine months ended September 30, 1999 from 33.4% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,784 (54.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998, and (iii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.2% for the nine months ended September 30, 1999 from 11.7% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $628 (1.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 20.4% for the nine months ended September 30, 1999 from 18.1% for the nine months ended September 30, 1998. This percentage increase was primarily due to decrease in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                1999               1998
                                               -------           -------
      Oil and gas sales                        $41,315           $29,063
      Oil and gas production expenses          $14,397           $19,607
      Barrels produced                             666               397
      Mcf produced                              10,803            12,237
      Average price/Bbl                        $ 20.95           $ 12.10
      Average price/Mcf                        $  2.53           $  1.98

      As shown in the table above, total oil and gas sales increased $12,252 (42.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $6,000 and $6,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $3,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $3,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 269 barrels, while volumes of gas sold decreased 1,434 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to the curtailment of oil sales on one well during the three months ended September 30, 1998 due to low oil prices. The decrease in volumes of gas sold was primarily due to the sale of one well in late 1998. Average oil and gas prices increased to $20.95 per barrel and $2.53 per Mcf, respectively, for the three months ended September 30, 1999 from $12.10 per barrel and $1.98 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,210 (26.6%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) a decrease in compression expenses on two wells during the three months ended September 30, 1999 and
      (ii) the sale of one well in late 1998. As a percentage of oil and gas sales, these expenses decreased to 34.8% for the three months ended September 30, 1999 from 67.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,835 (61.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to increases in the oil and gas prices used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 2.8% for the three months ended September 30, 1999 from 10.3% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 27.6% for the three months ended September 30, 1999 from 39.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  1999             1998
                                                 -------          -------
      Oil and gas sales                          $99,371          $99,990
      Oil and gas production expenses            $43,727          $55,377
      Barrels produced                             2,223            1,816
      Mcf produced                                32,060           38,610
      Average price/Bbl                          $ 15.36          $ 13.10
      Average price/Mcf                          $  2.03          $  1.97

      As shown in the table above, total oil and gas sales remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. A decrease of approximately $13,000 was related to a decrease in volumes of gas sold. This decrease was substantially offset by increases of approximately $5,000 and $2,000, respectively, related to increases in the average prices of oil and gas sold and approximately $5,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 407 barrels, while volumes of gas sold decreased 6,550 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of oil sold was primarily due to the release of curtailed sales on one well during the nine months ended September 30, 1999 due to increased oil prices. The decrease in volumes of gas sold was primarily due to (i) the sale of one well in late 1998 and (ii) negative prior period volume adjustments made by the purchaser on one well during the nine months ended September 30, 1999. Average oil and gas prices increased to $15.36 per barrel and $2.03 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.10 per barrel and $1.97 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,650 (21.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in compression expenses on two wells during the nine months ended September 30, 1999 and
      (ii) the sale of one well in late 1998. As a percentage of oil and gas sales, these expenses decreased to 44.0% for the nine months ended September 30, 1999 from 55.4% for the nine months ended September 30, 1998. This decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,221 (40.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) increases in the oil and gas prices used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 4.7% for the nine months ended September 30, 1999 from 7.9% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $963 (2.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 40.0% for the nine months ended September 30, 1999 and 40.7% for the nine months ended September 30, 1998.


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

      The Programs rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Programs.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 3, 1999            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.