Form 10-K405
period 1999-12-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2000-03-28
CIK 751255, 751256

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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


                                TABLE OF CONTENTS
PART I.........................................................................3
      ITEM 1.   BUSINESS.......................................................3
      ITEM 2.   PROPERTIES.....................................................7
      ITEM 3.   LEGAL PROCEEDINGS.............................................14
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS...........14

PART II.......................................................................14
      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                AND RELATED LIMITED PARTNER MATTERS...........................14
      ITEM 6.   SELECTED FINANCIAL DATA.......................................15
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................18
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.............................................25
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................26
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................49

PART III......................................................................49
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............49
      ITEM 11.  EXECUTIVE COMPENSATION........................................50
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT ...............................................55
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................55

PART IV.......................................................................57
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K ..................................................57

SIGNATURES....................................................................60

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of March 1, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") and Sanguine, Ltd. accounted for approximately 82.2% and 15.5%, respectively, of the 1985-1 Program's oil and gas revenues during the year ended December 31, 1999. Purchases of gas by El Paso accounted for approximately 66.7% of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1999. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. Purchases of oil by EOTT Energy Operating Limited Partnership and Mobil Oil Corporation accounted for approximately 15.7% and 13.4%, respectively, of the 1985-2 Program's oil and gas revenues during the year ended December 31, 1999. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1999.

                               Well Statistics(1)

                             As of December 31, 1999

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


      Drilling Activities

      The Programs participated in no drilling activities for the year ended December 31, 1999


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                             Year Ended December 31,
                                       ------------------------------------
                                          1999        1998           1997
                                        ---------   --------       --------
1985-1 Program:
--------------
   Production:
     Oil (Bbls)(1)                          292          283           422(2)
     Gas (Mcf)(3)                       141,030      165,027       200,882

   Oil and gas sales:
     Oil                               $  4,543     $  3,700     ($ 24,012)(2)
     Gas                                288,770      313,020       458,588
                                        -------      -------       -------
       Total                           $293,313     $316,720      $434,576
                                        =======      =======       =======

   Total direct operating expenses(4)  $ 91,421     $108,815      $ 93,649
                                        =======      =======       =======

   Direct operating expenses as a
     percentage of oil and gas sales      31.2%        34.4%         21.5%

   Average sales price:
     Per barrel of oil                   $15.56       $13.07        $19.69(2)
     Per Mcf of gas                        2.05         1.90          2.28

   Direct operating expenses per
     equivalent Mcf of gas(5)            $  .64       $  .65        $  .46

                                             Year Ended December 31,
                                       ------------------------------------
                                          1999         1998         1997
                                        ---------    --------     --------
1985-2 Program:
--------------
   Production:
     Oil (Bbls)(1)                        2,624        2,397         2,963(6)
     Gas (Mcf)(3)                        84,745       48,746        59,797

   Oil and gas sales:
     Oil                               $ 43,843     $ 30,679      $ 44,854(6)
     Gas                                155,186       95,421       143,029
                                        -------      -------       -------
       Total                           $199,029     $126,100      $187,883
                                        =======      =======       =======

   Total direct operating expenses(4)  $ 99,111     $ 65,880      $ 47,231
                                        =======      =======       =======
   Direct operating expenses as a
     percentage of oil and gas sales      49.8%        52.2%         25.1%

   Average sales price:
     Per barrel of oil                   $16.71       $12.80        $18.87(6)
     Per Mcf of gas                        1.83(7)      1.96          2.39

   Direct operating expenses per
     equivalent Mcf of gas(5)            $  .99       $ 1.04        $  .61

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

(6) In 1997, the 1985-2 Program recognized oil sales related to 1997 production totaling $55,908. Such oil sales were offset by a refund of $11,054 made by the 1985-2 Program in 1997 to the operator of one well related to an overpayment for oil sales the 1985-2 Program received in 1995. The oil volumes and average price per barrel listed above are based on actual production and sales in 1997.
(7) Includes a positive gas balancing adjustment on one well at $1.54 per Mcf. Without this adjustment, the average gas price in 1999 would have been $2.12 per Mcf.

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm.
As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1999 will actually be realized for such production.

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


                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves

                           As of December 31, 1999(1)

          1985-1 Program:
          --------------

            Estimated proved reserves:
              Gas (Mcf)                           772,092
              Oil and liquids (Bbls)                1,435

            Net present value
              (discounted at 10% per annum)      $665,661

          1985-2 Program:
          --------------

            Estimated proved reserves:
              Gas (Mcf)                           312,855
              Oil and liquids (Bbls)               13,401

            Net present value
              (discounted at 10% per annum)      $380,798

--------------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.

      Significant Properties

                                 1985-1 Program
                                 --------------

      As of December 31, 1999, the 1985-1 Program's properties consisted of 14 gross (1.73 net) productive wells. The 1985-1 Program also owned a non-working interest in two additional wells. Affiliates of the 1985-1 Program operate 7 (44%) of its total wells. All of the 1985-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                 1985-2 Program
                                 ---------------

      As of December 31, 1999, the 1985-2 Program's properties consisted of 11 gross (1.99 net) productive wells. The 1985-2 Program also owned a non-working interest in two additional wells. Affiliates of the 1985-2 Program operate 6 (46%) of its total wells. All of the 1985-2 Program's properties are located onshore in the continental United States. Substantially all of the 1985-2 Program's reserves are located in the Anadarko Basin.

      As of December 31, 1999, the 1985-2 Program's properties in the Anadarko Basin consisted of 11 gross (1.99 net) wells. The 1985-2 Program also owned a non-working interest in one additional well in the Anadarko Basin. Affiliates of the 1985-2 Program operate 5 (42%) of its wells. As of December 31, 1999, the 1985-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 308,305 Mcf of gas and approximately 13,401 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $377,288.


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1999.


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

                                 1985-1 PROGRAM
                                 --------------
                                       Repurchase       Cash
                                          Price     Distributions
                                       ----------   -------------
          1998:
            First Quarter                 $ 94           $25
            Second Quarter                  69             -
            Third Quarter                  123             -
            Fourth Quarter                 123            25

          1999:
            First Quarter                 $ 98           $ -
            Second Quarter                  98             -
            Third Quarter                  156            25
            Fourth Quarter                 131             -

          2000:
            First Quarter                 $131           $25

                                 1985-2 PROGRAM
                                 --------------

                                       Repurchase       Cash
                                          Price     Distributions
                                       ----------   -------------
          1998:
            First Quarter                 $56            $ -
            Second Quarter                 56             20
            Third Quarter                  64              -
            Fourth Quarter                 64              -

          1999:
            First Quarter                 $64            $ -
            Second Quarter                 64              -
            Third Quarter                  64              -
            Fourth Quarter                 64              -

          2000:
            First Quarter                 $64            $20

-----------

      As of March 1, 2000, the 1985-1 Program had 4,100 Units outstanding and approximately 1,500 Limited Partners of record. The 1985-2 Program had 4,330 Units outstanding and approximately 1,450 Limited Partners of record.


ITEM 6.    SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                        1985-1 Program
                                        --------------
                                                            December 31,
                                          -------------------------------------------------
                                            1999      1998      1997      1996       1995
                                          --------  --------  --------  --------   --------
Summary of Operations:
   Oil and gas sales                      $293,313  $316,720  $434,576  $408,826   $414,166
   Total revenues                          295,675   319,820   438,162   411,171    416,689

   Lease operating expenses                 70,168    86,362    58,594    63,559    130,367
   Production taxes                         21,253    22,453    35,055    29,783     38,928
   General and administrative
     expenses                               53,142    53,554    57,406    55,169     55,314
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             18,737    25,912    34,859    27,369     57,994
   Impairment provision                       -         -         -         -        45,262

   Net income                              132,375   131,539   252,248   235,291     88,824
     per Unit                                31.97     31.77     60.91     56.82      21.45
   Cash distributions                      103,525   207,050   351,985   186,345    124,230
     per Unit                                   25        50        85        45         30

Summary Balance Sheet Data:
   Total assets                            232,383   210,519   283,653   375,408    329,229
   Partners' capital                       193,392   164,542   240,053   339,790    290,844






                                        1985-2 Program
                                        --------------

                                                            December 31,
                                        ---------------------------------------------------
                                          1999       1998       1997      1996       1995
                                        --------   --------   --------  --------   --------
Summary of Operations
   Oil and gas sales                    $199,029   $126,100   $187,883  $230,192   $249,234
  Total revenues                         199,814    143,847    189,554   232,494    250,411
   Lease operating expenses               85,341     56,430     33,442    61,178    108,975
   Production taxes                       13,770      9,450     13,789    16,814     21,572
   General and administrative
     expenses                             50,768     51,504     55,613    53,296     53,755
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            6,662      8,457     11,610     9,911     23,571

   Net income                             43,273     18,006     75,100    91,295     42,538
     per Unit                               9.89       4.12      17.17     20.87       9.73
   Cash distributions                        -       87,480    109,350   153,090       -
     per Unit                                -           20         25        35       -

Summary Balance Sheet Data:
   Total assets                          172,887    134,196    201,447   244,561    306,398
   Partners' capital                     165,013    121,740    191,214   225,464    287,259


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                                 1985-1 Program
                                 ---------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales decreased $23,407 (7.4%) in 1999 as compared to 1998. Of this decrease, approximately $46,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $21,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 9 barrels, while volumes of gas sold decreased 23,997 Mcf in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) the 1985-1 Program receiving a reduced percentage of sales in 1999 on one well due to the 1985-1 Program's overproduced gas balancing position in that well and (ii) normal declines in production. Average oil and gas prices increased to $15.56 per barrel and $2.05 per Mcf, respectively, in 1999 from $13.07 per barrel and $1.90 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,394 (16.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 31.2% in 1999 from 34.4% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,175 (27.7%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1999, and
(iii) an increase in the gas price used in the valuation of reserves at December 31, 1999 as compared to December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 6.4% in 1999 from 8.2% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 18.1% in 1999 from 16.9% in 1998.



                      Year Ended December 31, 1998 Compared
                         to Year Ended December 31, 1997
                      -------------------------------------

      Total oil and gas sales decreased $117,856 (27.1%) in 1998 as compared to 1997. Of this decrease, approximately $82,000 was related to a decrease in volumes of gas sold and approximately $64,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $32,000 related to the 1985-1 Program's refund in 1997 of a prior oil overpayment to the purchaser. Volumes of oil and gas sold decreased 139 barrels and 35,855 Mcf, respectively, in 1998 as compared to 1997. The decrease in the volumes of gas sold resulted primarily from positive prior period volume adjustments made during 1997 by the purchaser on four wells. Average oil and gas prices decreased to $13.07 per barrel and $1.90 per Mcf, respectively, in 1998 from $19.69 per barrel and $2.28, respectively, per Mcf in 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,166 (16.2%) in 1998 as compared to 1997. This increase resulted primarily from credits received during 1997 from the operators of two sold wells for prior period lease operating expenses. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.4% in 1998 from 21.5% in 1997 primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

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


                                 1985-2 Program
                                 ---------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales increased $72,929 (57.8%) in 1999 as compared to 1998. Of this increase, approximately $70,000 was related to an increase in volumes of gas sold and approximately $10,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $11,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 227 barrels and 35,999 Mcf, respectively, in 1999 as compared to 1998. The increase in volumes of gas sold was primarily due to a positive gas balancing adjustment made during 1999 by the operator on one well. Average oil prices increased to $16.71 per barrel in 1999 from $12.80 per barrel in 1998. Average gas prices decreased to $1.83 per Mcf in 1999 from $1.96 per Mcf in 1998. The $1.83 per Mcf average gas price in 1999 includes a positive gas balancing adjustment on one well at $1.54 per Mcf. Without this adjustment, the average gas price in 1999 would have been $2.12 per Mcf.

      During the fourth quarter of 1998, the 1985-2 Program sold for $15,938 two wells which had no reserves that could be economically recovered. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 30%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were not reduced and a gain on sale of oil and gas properties of $15,938 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $33,231 (50.4%) in 1999 as compared to 1998. This increase was primarily due to (i) an increase in lease operating expenses associated with the increase in volumes of gas sold and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 49.8% in 1999 from 52.2% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,795 (21.2%) in 1999 as compared to 1998. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) increases in the oil and gas prices used in the valuation of reserves at December 31, 1999 as compared to December 31, 1998. These decreases were partially offset by an increase associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.3% in 1999 from 6.7% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $736 (1.4%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 25.5% in 1999 from 40.8% in 1998. This percentage decrease was primarily due to the increase in oil and gas sales.


                      Year Ended December 31, 1998 Compared
                         to Year Ended December 31, 1997
                      -------------------------------------

      Total oil and gas sales decreased $61,783 (32.9%) in 1998 as compared to 1997. Of this decrease, approximately $11,000 and $26,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $15,000 and $21,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $11,000 related to a refund in 1997 of a prior oil overpayment by the 1985-2 Program. Volumes of oil and gas sold decreased 566 barrels and 11,051 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from the curtailment of oil sales on one well due to low oil prices. The decrease in volumes of gas sold resulted primarily from (i) the sale of two wells during 1998, (ii) the 1985-2 Program receiving a decreased percentage of sales on one well during 1998 due to its overproduced gas balancing position in that well, and (iii) positive prior period volume adjustments made during 1997 by purchasers on several wells. Average oil and gas prices decreased to $12.80 per barrel and $1.96 per Mcf, respectively, in 1998 from $18.87 per barrel and $2.39 per Mcf, respectively, in 1997.

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the 1985-1 and 1985-2 Programs' proved reserve quantities at December 31, 1999 would have remaining lives of approximately 5.5 and 3.7 years, respectively, for gas reserves and 4.9 and 5.1 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Programs have no debt commitments. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The 1985-2 Program's Statements of Cash Flows for the years ended December 31, 1998 and 1997 include proceeds from the sale of oil and gas properties. It is possible that the 1985-2 Program's repurchase values and the amount or likelihood of future cash distributions could be reduced as a result of the disposition of these properties.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Programs have not experienced any material effects from the year 2000 issue. Costs incurred by the Programs in order to ensure year 2000 compatibility were not material to the Programs.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-1 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                               PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 24, 2000

                      DYCO OIL AND GAS PROGRAM
                     1985-1 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                                   1999      1998
                                                 --------  --------
CURRENT ASSETS:
   Cash and cash equivalents                     $ 68,872  $ 31,245
   Accrued oil and gas sales                       55,595    41,516
                                                  -------   -------

     Total current assets                        $124,467  $ 72,761

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                98,289   117,026

DEFERRED CHARGE                                     9,627    20,732
                                                  -------   -------

                                                 $232,383  $210,519
                                                  =======   =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  5,053  $  6,793
                                                  -------   -------
   Total current liabilities                     $  5,053  $  6,793

ACCRUED LIABILITY                                $ 33,938  $ 39,184

PARTNERS' CAPITAL:
   General Partner, 41 general partner
     units                                       $  1,934  $  1,645
   Limited Partners, issued and
     outstanding 4,100 Units                      191,458   162,897
                                                  -------   -------

     Total Partners' capital                     $193,392  $164,542
                                                  -------   -------

                                                 $232,383  $210,519
                                                  =======   =======



                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1985-1 LIMITED PARTNERSHIP
                      Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997


                                         1999      1998      1997
                                       --------  --------  --------

REVENUES:
   Oil and gas sales                   $293,313  $316,720  $434,576
   Interest                               2,362     3,100     3,586
                                        -------   -------   -------

                                       $295,675  $319,820  $438,162

COSTS AND EXPENSES:
   Lease operating                     $ 70,168  $ 86,362  $ 58,594
   Production taxes                      21,253    22,453    35,055
   Depreciation, depletion, and
     amortization of oil and gas
     properties                          18,737    25,912    34,859
   General and administrative            53,142    53,554    57,406
                                        -------   -------   -------

                                       $163,300  $188,281  $185,914
                                        -------   -------   -------

NET INCOME                             $132,375  $131,539  $252,248
                                        =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME      $  1,324  $  1,315  $  2,522
                                        =======   =======   =======

LIMITED PARTNERS (99%) - NET INCOME    $131,051  $130,224  $249,726
                                        =======   =======   =======

NET INCOME per Unit                    $  31.97  $  31.77  $  60.91
                                        =======   =======   =======

UNITS OUTSTANDING                         4,141     4,141     4,141
                                        =======   =======   =======


                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1985-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                   General     Limited
                                   Partner     Partners     Total
                                  --------   ----------  ----------

Balances at Dec. 31, 1996          $3,398     $336,392    $339,790
   Cash distributions             ( 3,520)   ( 348,465)  ( 351,985)
   Net income                       2,522      249,726     252,248
                                    -----      -------     -------

Balances at Dec. 31, 1997          $2,400     $237,653    $240,053
   Cash distributions             ( 2,070)   ( 204,980)  ( 207,050)
   Net income                       1,315      130,224     131,539
                                    -----      -------     -------

Balances at Dec. 31, 1998          $1,645     $162,897    $164,542
   Cash distributions             ( 1,035)   ( 102,490)  ( 103,525)
   Net income                       1,324      131,051     132,375
                                    -----      -------     -------

Balances at Dec. 31, 1999          $1,934     $191,458    $193,392
                                    =====      =======     =======



                     The accompanying notes are an integral
                      part of these financial statements.

                          DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                               1999        1998       1997
                                            ----------  ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $132,375    $131,539   $252,248
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                              18,737      25,912     34,859
     (Increase) decrease in accrued
       oil and gas sales                    (  14,079)     42,205     11,737
     (Increase) decrease in deferred
       charge                                  11,105   (   6,298)     1,085
     Increase (decrease) in accounts
       Payable                              (   1,740)        308        569
     Increase (decrease) in gas imbalance
       Payable                                   -      (  13,160)    13,160
     Increase (decrease) in accrued
       Liability                            (   5,246)     15,229  (   5,747)
                                              -------     -------    -------
   Net cash provided by operating
     activities                              $141,152    $195,735   $307,911
                                              -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                      $   -       $    492   $    935
   Additions to oil and gas properties           -      (   1,517)      -
                                              -------     -------    -------
   Net cash provided (used) by
     investing activities                    $   -      ($  1,025)  $    935
                                              -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash Distributions                       ($103,525)  ($207,050) ($351,985)
                                              -------     -------    -------
   Net cash used by financing activities    ($103,525)  ($207,050) ($351,985)
                                              -------     -------    -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                    $ 37,627   ($ 12,340) ($ 43,139)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         31,245      43,585     86,724
                                              -------     -------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $ 68,872    $ 31,245   $ 43,585
                                              =======     =======    =======

                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1985-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,531 (37.3%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.13, $0.16, and $0.17, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 21,345 Mcf, resulting in prepaid lease operating expenses of $9,627. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 45,465 Mcf, resulting in prepaid lease operating expenses of $20,732.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 75,250 Mcf, resulting in accrued lease operating expenses of $33,938. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 85,930 Mcf, resulting in accrued lease operating expenses of $39,184.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999 or December 31, 1998, no such liability was recorded.


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

2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $53,142, $53,554, and $57,406, respectively, of which $42,840 was paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1999, 1998, and 1997:

       Purchaser                       1999   1998   1997
       ---------                       -----  -----  -----

       El Paso Energy
          Marketing Company            82.2%  79.2%  74.1%
       Sanguine, Ltd.                  15.5%  11.3%  15.5%


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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                               December 31,
                                       ----------------------------
                                           1999           1998
                                       -------------  -------------

      Proved properties                $20,981,447     $20,981,447

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance           ( 20,883,158)   ( 20,864,421)
                                        ----------      ----------

      Net oil and gas properties       $    98,289     $   117,026
                                        ==========      ==========


      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:

                                          December 31,
                                    -------------------------
                                     1999      1998     1997
                                    ------    ------   ------

      Development costs             $  -      $1,517   $  -
                                     =====     =====    =====

      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States and there are no proved undeveloped reserves. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                             1999                  1998                   1997
                                      -------------------   -------------------    -------------------
                                         Oil       Gas         Oil       Gas          Oil       Gas
                                       (Bbls)     (Mcf)      (Bbls)     (Mcf)       (Bbls)     (Mcf)
                                      -------- ---------    --------- ---------    --------- ---------
Proved reserves,
   beginning of year                   1,970    716,034      1,525     771,783      1,975     732,477

Revisions of previous
   estimates                          (  243)   197,088        728     109,278     (   28)    240,188


Production                            (  292)  (141,030)    (  283)   (165,027)    (  422)   (200,882)
                                       -----    -------      -----     -------      ------    -------

Proved reserves,
   end of year                         1,435    772,092      1,970     716,034      1,525     771,783
                                       =====    =======      =====     =======      ======    =======

Proved developed reserves:
   Beginning of year                   1,970    716,034      1,525     771,783      1,975     732,477
                                       -----    -------      -----     -------      ------    -------
   End of year                         1,435    772,092      1,970     716,034      1,525     771,783
                                       =====    =======      =====     =======      ======    =======



           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1998 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                               PricewaterhouseCoopers LLP












Tulsa, Oklahoma
March 24, 2000

                            DYCO OIL AND GAS PROGRAM
                           1985-2 LIMITED PARTNERSHIP
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------
                                                   1999      1998
                                                 --------  --------
CURRENT ASSETS:
   Cash and cash equivalents                     $ 40,962  $ 26,412
   Accrued oil and gas sales                       82,496    13,786
                                                  -------   -------
     Total current assets                        $123,458  $ 40,198

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                33,173    39,823

DEFERRED CHARGE                                    16,256    54,175
                                                  -------   -------

                                                 $172,887  $134,196
                                                  =======   =======

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  4,647  $  4,238
                                                  -------   -------

     Total current liabilities                   $  4,647  $  4,238

ACCRUED LIABILITY                                $  3,227  $  8,218

PARTNERS' CAPITAL:
   General Partner, 44 general partner
     units                                       $  1,650  $  1,217
   Limited Partners, issued and
     outstanding, 4,330 Units                     163,363   120,523
                                                  -------   -------

     Total Partners' capital                     $165,013  $121,740
                                                  -------   -------
                                                 $172,887  $134,196
                                                  =======   =======





                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1985-2 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997


                                       1999      1998       1997
                                    ---------  ---------  --------

REVENUES:
   Oil and gas sales                $199,029   $126,100    $187,883
   Interest                              785      1,809       1,671
   Gain on sale of
     oil and gas properties             -        15,938        -
                                     -------    -------     -------

                                    $199,814   $143,847    $189,554

COSTS AND EXPENSES:
   Lease operating                    85,341     56,430    $ 33,442
   Production taxes                   13,770      9,450      13,789
   Depreciation, depletion, and
     amortization of oil and gas
     properties                        6,662      8,457      11,610
   General and administrative         50,768     51,504      55,613
                                     -------    -------     -------

                                    $156,541   $125,841    $114,454
                                     -------    -------     -------

NET INCOME                          $ 43,273   $ 18,006    $ 75,100
                                     =======    =======     =======

GENERAL PARTNER (1%) - NET
   INCOME                           $    433   $    180    $    751
                                     =======    =======     =======

LIMITED PARTNERS (99%) - NET
   INCOME                           $ 42,840   $ 17,826    $ 74,349
                                     =======    =======     =======

NET INCOME per Unit                 $   9.89   $   4.12    $  17.17
                                     =======    =======     =======

UNITS OUTSTANDING                      4,374      4,374       4,374
                                     =======    =======     =======



                     The accompanying notes are an integral
                      part of these financial statements.

                        DYCO OIL AND GAS PROGRAM 1985-2
                              LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                   General    Limited
                                   Partner    Partners     Total
                                  --------   ----------  ----------

Balances at Dec. 31, 1996          $2,254     $223,210    $225,464
   Cash distributions             ( 1,093)   ( 108,257)  ( 109,350)
   Net income                         751       74,349      75,100
                                    -----      -------     -------

Balances at Dec. 31, 1997          $1,912     $189,302    $191,214
   Cash distributions             (   875)   (  86,605)  (  87,480)
   Net income                         180       17,826      18,006
                                    -----      -------     -------

Balances at Dec. 31, 1998          $1,217     $120,523    $121,740
   Net income                         433       42,840      43,273
                                    -----      -------     -------

Balances at Dec. 31, 1999          $1,650     $163,363    $165,013
                                    =====      =======     =======




                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1985-2 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                               1999        1998       1997
                                            ----------  ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $43,273     $18,006    $ 75,100
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                              6,662       8,457      11,610
     Gain on sale of oil and
       gas properties                           -       ( 15,938)       -
     (Increase) decrease in accrued
       oil and gas sales                    ( 68,710)     17,288      15,471
     (Increase) decrease in
       deferred charge                        37,919    (  6,015)  (   8,633)
     Increase (decrease) in
       accounts payable                          409       1,520   (   3,480)
     Increase (decrease) in
       accrued liability                    (  4,991)        703   (   5,384)
                                              ------      ------     -------
   Net cash provided by operating
     activities                              $14,562     $24,021    $ 84,684
                                              ------      ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                      $  -        $21,600    $  6,664
   Additions to oil and gas
     properties                             (     12)       -           -
                                              ------      ------     -------
   Net cash provided (used) by
     investing activities                   ($    12)    $21,600    $  6,664
                                              ------      ------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        $  -       ($87,480)  ($109,350)
                                              ------      ------     -------
   Net cash used by financing
     activities                              $  -       ($87,480)  ($109,350)
                                              ------      ------     -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      $14,550    ($41,859)  ($ 18,002)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        26,412      68,271      86,273
                                              ------      ------     -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $40,962     $26,412    $ 68,271
                                              ======      ======     =======

                     The accompanying notes are an integral
                       part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997



1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1985-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 26, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,692 (39.1%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.07, $0.13, and $0.15, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the fourth quarter of 1998, the Program sold for $15,938 two wells which had no reserves that could be economically recovered. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 30%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were not reduced and a gain on sale of oil and gas properties of $15,938 was recognized.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 75,829 Mcf, resulting in prepaid lease operating expenses of $36,079. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 78,973 Mcf, resulting in prepaid lease operating expenses of $54,175.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 6,782 Mcf, resulting in accrued lease operating expenses of $3,227. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 11,980 Mcf, resulting in accrued lease operating expenses of $8,218.


      Oil and Gas Sales

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1999 and 1998, no such liability was recorded.


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

2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $50,768, $51,504, and $55,613, respectively, of which $40,272 was paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1999, 1998, and 1997:

          Purchaser                1999    1998   1997
          ---------                -----   -----  -----
          El Paso Energy
            Marketing Company      66.7%   54.6%  52.7%
          EOTT Energy
            Operating LP           15.7%     -      - %
          Mobil Oil Corporation    13.4%   12.6%  15.0%
          Koch Oil Company           - %   11.4%  14.1%

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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                               December 31,
                                      -----------------------------
                                           1999           1998
                                       -------------  -------------

     Proved properties                  $22,431,141    $22,431,129

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance             ( 22,397,968)  ( 22,391,306)
                                         ----------     ----------

     Net oil and gas properties         $    33,173    $    39,823
                                         ==========     ==========


      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:

                                              December 31,
                                       ---------------------------
                                        1999      1998       1997

           Development costs           $  12     $   -      $   -
                                        =====     =====      =====


      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                      1999                    1998                    1997
                               -------------------     -------------------     -------------------
                                  Oil        Gas          Oil       Gas           Oil       Gas
                                (Bbls)      (Mcf)       (Bbls)     (Mcf)        (Bbls)     (Mcf)
                               --------   ---------    --------  ---------     --------  ---------

Proved reserves,
   beginning of year             7,743     264,024      10,595    307,346       18,235    338,081

Revisions of previous
   estimates                     8,282     133,576     (   455)     5,803      ( 4,677)    29,062

Sales of reserves                 -           -           -      (    379)        -          -

Production                     ( 2,624)   ( 84,745)    ( 2,397)  ( 48,746)     ( 2,963)  ( 59,797)
                                ------     -------      ------    -------       ------    -------

Proved reserves,
   end of year                  13,401     312,855       7,743    264,024       10,595    307,346
                                ======     =======      ======    =======       ======    =======

Proved developed reserves:
   Beginning of year             7,743     264,024      10,595    307,346       18,235    338,081
                                ------     -------      ------    -------       ------    -------
   End of year                  13,401     312,855       7,743    264,024       10,595    307,346
                                ======     =======      ======    =======       ======    =======
--------------------


           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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

            NAME        AGE         POSITION WITH DYCO
      ----------------  ---  --------------------------------
      Dennis R. Neill    48  President and Director

      Patrick M. Hall    41  Chief Financial Officer

      Judy K. Fox        49  Secretary

      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

              Compensation/Reimbursement to Dyco and its affiliates
                       Three Years Ended December 31, 1999

Type of Compensation/Reimbursement(1)              Expense
-------------------------------------     -------------------------
                                           1999     1998     1997
                                          -------  -------  -------

1985-1 Program
--------------

   Compensation:
     Operations                             (2)      (2)      (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                        $42,840  $42,840  $42,840

1985-2 Program
--------------

   Compensation:
     Operations                             (2)      (2)      (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                        $40,272  $40,272  $40,272

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves tot the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:



                                          Salary Reimbursement
                                   Three Years Ended December 31, 1999
                                             1985-1 Program
                                             --------------
                                                           Long Term Compensation
                                                       -------------------------------
                             Annual Compensation              Awards            Payouts
                          -------------------------    ---------------------    -------
                                                                     Securi-
                                              Other                   ties                  All
     Name                                     Annual   Restricted    Under-                Other
      and                                    Compen-     Stock       lying       LTIP     Compen-
   Principal              Salary     Bonus   sation     Award(s)    Options/    Payouts   sation
   Position        Year     ($)       ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------    ----   -------   -------  -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)       1997     -         -        -         -            -           -         -
                   1998     -         -        -         -            -           -         -
                   1999     -         -        -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1997   $25,593     -        -         -            -           -         -
                   1998   $25,353     -        -         -            -           -         -
                   1999   $26,167     -        -         -            -           -         -
----------
(1)   The general and  administrative  expenses  paid by the 1985-1  Program and  attributable  to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time  services  to the  1985-1
      Program  and no  individual's  salary  or  other compensation  reimbursement  from the  1985-1
      Program  equals or  exceeds $100,000 per annum.





                                             1985-2 Program
                                             --------------
                                                           Long Term Compensation
                                                       -------------------------------
                             Annual Compensation              Awards            Payouts
                          -------------------------    ---------------------    -------
                                                                     Securi-
                                              Other                   ties                  All
     Name                                     Annual   Restricted    Under-                Other
      and                                    Compen-     Stock       lying       LTIP     Compen-
   Principal              Salary     Bonus   sation     Award(s)    Options/    Payouts   sation
   Position        Year     ($)       ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------    ----   -------   -------  -------   ----------   --------    -------   -------
Dennis R. Neill
President(1)       1997     -         -        -         -            -           -         -
                   1998     -         -        -         -            -           -         -
                   1999     -         -        -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1997   $24,058     -        -         -            -           -         -
                   1998   $23,833     -        -         -            -           -         -
                   1999   $24,598     -        -         -            -           -         -
----------
(1)   The general and  administrative  expenses  paid by the 1985-2  Program and  attributable  to salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services  to the  1985-2
      Program  and no  individual's  salary  or  other compensation  reimbursement  from the  1985-2
      Program  equals or  exceeds $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2000 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                              Number of Units
                                               Beneficially
                                              Owned (Percent
              Beneficial Owner                of Outstanding)
      ---------------------------------      -----------------

      1985-1 Program:
      --------------

        Samson Resources Company             1,532     (37.4%)

        All directors, officers, and
          affiliates of Dyco as a group
          and Dyco (5 persons)               1,532     (37.4%)

      1985-2 Program:
      --------------

        Samson Resources Company             1,693     (39.1%)

        All directors, officers, and
          affiliates of Dyco as a group
          and Dyco (5 persons)               1,693     (39.1%)



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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 37% and 39%, respectively, of the 1985-1 and 1985-2 Programs' outstanding Units as of March 1, 2000. The Program Agreements permit Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Programs as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

              *23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1985-1 Limited Partnership.

              *23.2 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1985-2 Limited Partnership.

              *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

               *27.2 Financial  Data  Schedule   containing   summary  financial
                     information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.




                All other Exhibits are omitted as inapplicable.


                -----------------
                *  Filed herewith.


      (b)  Reports on Form 8-K filed during the fourth quarter of 1999:

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

                               DYCO OIL AND GAS PROGRAM 1985-1
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                     March 28, 2000


                               By:   //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill   President and              March 28, 2000
      ---------------------   Director (Principal
         Dennis R. Neill      Executive Officer)

      //s// Patrick M. Hall   Chief Financial            March 28, 2000
      ---------------------   Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      //s// Judy K. Fox       Secretary                  March 28, 2000
      ---------------------
         Judy K. Fox

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

                               DYCO OIL AND GAS PROGRAM 1985-2
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                     March 28, 2000


                               By:   //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:    //s// Dennis R. Neill  President and              March 28, 2000
      ---------------------   Director (Principal
         Dennis R. Neill      Executive Officer)

      //s// Patrick M. Hall   Chief Financial            March 28, 2000
      ---------------------   Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      //s// Judy K. Fox       Secretary                  March 28 , 2000
      ---------------------
         Judy K. Fox

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

*23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1985-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1985-2 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


------------------
*  Filed herewith.