Form 10-Q
period 2000-03-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2000-05-02
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  March 31, 2000                             2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                           March 31,  December 31,
                                             2000         1999
                                          ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 20,663      $ 68,872
   Accrued oil and gas sales                 55,722        55,595
                                           --------      --------
     Total current assets                  $ 76,385      $124,467

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      93,372        98,289

DEFERRED CHARGE                               9,627         9,627
                                           --------      --------
                                           $179,384      $232,383
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  5,887      $  5,053
   Payable to General Partner (Note 2)        2,000             -
                                           --------      --------
     Total current liabilities             $  7,887      $  5,053

ACCRUED LIABILITY                          $ 33,938      $ 33,938

PARTNERS' CAPITAL:
   General Partner, 41 general
     partner units                         $  1,376      $  1,934
   Limited Partners, issued and
     outstanding, 4,100 Units               136,183       191,458
                                           --------      --------
     Total Partners' capital               $137,559      $193,392
                                           --------      --------
                                           $179,384      $232,383
                                           ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       --------

REVENUES:
   Oil and gas sales                       $93,479        $52,963
   Interest                                  1,032            433
                                           -------        -------
                                           $94,511        $53,396

COSTS AND EXPENSES:
   Oil and gas production                  $24,856        $18,155
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              4,917          5,689
   General and administrative
     (Note 2)                               17,046         18,140
                                           -------        -------
                                           $46,819        $41,984
                                           -------        -------

NET INCOME                                 $47,692        $11,412
                                           =======        =======
GENERAL PARTNER (1%) - net income          $   477        $   114
                                           =======        =======
LIMITED PARTNERS (99%) - net income        $47,215        $11,298
                                           =======        =======
NET INCOME PER UNIT                        $ 11.52        $  2.76
                                           =======        =======
UNITS OUTSTANDING                            4,141          4,141
                                           =======        =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                         ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 47,692        $11,412
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            4,917          5,689
     (Increase) decrease in accrued
       oil and gas sales                 (     127)         6,761
     Increase in payable to General
       Partner                               2,000              -
     Increase (decrease) in accounts
       payable                                 834       (  1,375)
                                          --------        -------
   Net cash provided by operating
     activities                           $ 55,316        $22,487
                                          --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
     activities                           $      -        $     -
                                          --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($103,525)       $     -
                                          --------        -------
   Net cash used by financing
     activities                          ($103,525)       $     -
                                          --------        -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      ($ 48,209)       $22,487

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      68,872         31,245
                                          --------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 20,663        $53,732
                                          ========        =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                            March 31, December 31,
                                              2000        1999
                                           ---------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $24,173     $ 40,962
   Accrued oil and gas sales                  23,931       82,496
                                             -------     --------
     Total current assets                    $48,104     $123,458

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                       32,170       33,173

DEFERRED CHARGE                               16,256       16,256
                                             -------     --------
                                             $96,530     $172,887
                                             =======     ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                          $ 4,147     $  4,647
   Payable to General Partner (Note 2)         2,000            -
                                             -------     --------
     Total current liabilities               $ 6,147     $  4,647

ACCRUED LIABILITY                            $ 3,227     $  3,227

PARTNERS' CAPITAL:
   General Partner, 44 general
     partner units                           $   871     $  1,650
   Limited Partners, issued and
     outstanding, 4,330 Units                 86,285      163,363
                                             -------     --------
     Total Partners' capital                 $87,156     $165,013
                                             -------     --------
                                             $96,530     $172,887
                                             =======     ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                             2000          1999
                                           -------       -------

REVENUES:
   Oil and gas sales                       $36,102       $24,917
   Interest                                    712           230
                                           -------       -------
                                           $36,814       $25,147

COSTS AND EXPENSES:
   Oil and gas production                  $12,608       $18,561
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              1,003         2,008
   General and administrative
     (Note 2)                               13,580        17,677
                                           -------       -------
                                           $27,191       $38,246
                                           -------       -------

NET INCOME (LOSS)                          $ 9,623      ($13,099)
                                           =======       =======
GENERAL PARTNER (1%) - net
   income (loss)                           $    96      ($   131)
                                           =======       =======
LIMITED PARTNERS (99%) - net
   income (loss)                           $ 9,527      ($12,968)
                                           =======       =======
NET INCOME (LOSS) PER UNIT                 $  2.20      ($  2.99)
                                           =======       =======
UNITS OUTSTANDING                            4,374         4,374
                                           =======       =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $ 9,623      ($13,099)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            1,003         2,008
     (Increase) decrease in accrued oil
       and gas sales                        58,565      (  2,369)
     Increase (decrease) in accounts
       payable                            (    500)          977
     Increase in payable to General
       Partner                               2,000             -
                                           -------       -------
   Net cash provided (used) by
     operating activities                  $70,691      ($12,483)
                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
     activities                            $     -       $     -
                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($87,480)      $     -
                                           -------       -------
   Net cash used by financing
     activities                           ($87,480)      $     -
                                           -------       -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                            ($16,789)     ($12,483)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      40,962        26,412
                                           -------       -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $24,173       $13,929
                                           =======       =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999, and changes in cash flows for the three months ended March 31, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2000 and 1999 the 1985-1 Program incurred such expenses totaling $17,046 and $18,140, respectively, of which $8,661 and $10,710, respectively, were paid each period to Dyco and its affiliates. During the three months ended March 31, 2000 and 1999 the 1985-2 Program incurred such expenses totaling $13,580 and $17,677, respectively, of which $5,142 and $10,068, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The payables to General Partner at March 31, 2000 represent audit fees by the General Partner on behalf of the Programs. These amounts were reimbursed to the General Partner in April 2000.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Programs' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      1985-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000          1999
                                            -------       -------
      Oil and gas sales                     $93,479       $52,963
      Oil and gas production expenses       $24,856       $18,155
      Barrels produced                           25            51
      Mcf produced                           39,935        33,939
      Average price/Bbl                     $ 28.76       $ 10.73
      Average price/Mcf                     $  2.32       $  1.54

      As shown in the table above, total oil and gas sales increased $40,516 (76.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $31,000 was related to an increase in the average price of gas sold and approximately $9,000 was related to an increase in the volumes of gas sold. Volumes of oil sold decreased 26 barrels, while volumes of gas sold increased 5,996 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in the volumes of gas sold was primarily due to (i) the 1985-1 Program receiving a reduced percentage of sales on one well during the three months ended March 31, 1999 due to its overproduced gas balancing position in that well and (ii) a negative prior period volume adjustment made by the operator on another well during the three months ended March 31, 1999. Average oil and gas prices increased to $28.76 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2000 from $10.73 per barrel and $1.54 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,701 (36.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on one well during the three months ended March 31, 2000 in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 26.6% for the three months ended March 31, 2000 from 34.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $772 (13.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to an upward revision in the estimate of remaining gas reserves at December 31, 1999. This decrease was partially offset by an increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.3% for the three months ended March 31, 2000 from 10.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,094 (6.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 18.2% for the three months ended March 31, 2000 from 34.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                          2000            1999
                                         -------        -------
      Oil and gas sales                  $36,102        $24,917
      Oil and gas production expenses    $12,608        $18,561
      Barrels produced                       485            568
      Mcf produced                         9,935         11,551
      Average price/Bbl                  $ 26.95        $ 10.76
      Average price/Mcf                  $  2.32        $  1.63

      As shown in the table above, total oil and gas sales increased $11,185 (44.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $8,000 and $7,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $3,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 83 barrels and 1,616 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of gas sold was primarily due to the 1985-2 Program receiving a reduced percentage of sales on one well during the three months ended March 31, 2000. Average oil and gas prices increased to $26.95 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2000 from $10.76 per barrel and $1.63 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,953 (32.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to a decrease in repair and maintenance expenses and compression expenses on one well during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 34.9% for the three months ended March 31, 2000 from 74.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,005 (50.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) an increase in the gas price used in the valuation of reserves at March 31, 2000 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 2.8% for the three months ended March 31, 2000 from 8.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,097 (23.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to a decrease in indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 37.6% for the three months ended March 31, 2000 from 70.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                          PARTNERSHIP
                          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  May  2, 2000            By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May  2, 2000            By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer
                                  -------------------------------

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.