Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2000-08-01
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  June 30, 2000                            2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                           June 30,   December 31,
                                             2000         1999
                                          ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 71,639      $ 68,872
   Accrued oil and gas sales                 80,922        55,595
                                           --------      --------
     Total current assets                  $152,561      $124,467

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      91,860        98,289

DEFERRED CHARGE                               9,627         9,627
                                           --------      --------
                                           $254,048      $232,383
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  5,114      $  5,053
                                           --------      --------
     Total current liabilities             $  5,114      $  5,053

ACCRUED LIABILITY                          $ 33,938      $ 33,938

PARTNERS' CAPITAL:
   General Partner, 41 general
     partner units                         $  2,150      $  1,934
   Limited Partners, issued and
     outstanding, 4,100 Units               212,846       191,458
                                           --------      --------
     Total Partners' capital               $214,996      $193,392
                                           --------      --------
                                           $254,048      $232,383
                                           ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       --------

REVENUES:
   Oil and gas sales                      $110,263        $76,429
   Interest                                    446            652
                                          --------        -------
                                          $110,709        $77,081

COSTS AND EXPENSES:
   Oil and gas production                 $ 21,884        $22,216
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              1,512          4,537
   General and administrative
     (Note 2)                                9,876         11,388
                                          --------        -------
                                          $ 33,272        $38,141
                                          --------        -------

NET INCOME                                $ 77,437        $38,940
                                          ========        =======
GENERAL PARTNER (1%) - net income         $    774        $   390
                                          ========        =======
LIMITED PARTNERS (99%) - net income       $ 76,663        $38,550
                                          ========        =======
NET INCOME PER UNIT                       $  18.70        $  9.40
                                          ========        =======
UNITS OUTSTANDING                            4,141          4,141
                                          ========        =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       ---------

REVENUES:
   Oil and gas sales                      $203,742        $129,392
   Interest                                  1,478           1,085
                                          --------        --------
                                          $205,220        $130,477

COSTS AND EXPENSES:
   Oil and gas production                 $ 46,740        $ 40,371
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              6,429          10,226
   General and administrative
     (Note 2)                               26,922          29,528
                                          --------        --------
                                          $ 80,091        $ 80,125
                                          --------        --------

NET INCOME                                $125,129        $ 50,352
                                          ========        ========
GENERAL PARTNER (1%) - net income         $  1,251        $    504
                                          ========        ========
LIMITED PARTNERS (99%) - net income       $123,878        $ 49,848
                                          ========        ========
NET INCOME PER UNIT                       $  30.22        $  12.16
                                          ========        ========
UNITS OUTSTANDING                            4,141           4,141
                                          ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                         ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $125,129        $50,352
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            6,429         10,226
     Increase in accrued oil and
       gas sales                         (  25,327)      (  6,207)
     Increase (decrease) in accounts
       payable                                  61       (  1,500)
                                          --------        -------
   Net cash provided by operating
     activities                           $106,292        $52,871
                                          --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
     activities                           $      -        $     -
                                          --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($103,525)       $     -
                                          --------        -------
   Net cash used by financing
     activities                          ($103,525)       $     -
                                          --------        -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $  2,767        $52,871

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      68,872         31,245
                                          --------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 71,639        $84,116
                                          ========        =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                            June 30,  December 31,
                                              2000        1999
                                           ---------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $23,002     $ 40,962
   Accrued oil and gas sales                  27,117       82,496
                                             -------     --------
     Total current assets                    $50,119     $123,458

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                       28,047       33,173

DEFERRED CHARGE                               16,256       16,256
                                             -------     --------
                                             $94,422     $172,887
                                             =======     ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                          $ 2,160     $  4,647
                                             -------     --------
     Total current liabilities               $ 2,160     $  4,647

ACCRUED LIABILITY                            $ 3,227     $  3,227

PARTNERS' CAPITAL:
   General Partner, 44 general
     partner units                           $   890     $  1,650
   Limited Partners, issued and
     outstanding, 4,330 Units                 88,145      163,363
                                             -------     --------
     Total Partners' capital                 $89,035     $165,013
                                             -------     --------
                                             $94,422     $172,887
                                             =======     ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       -------

REVENUES:
   Oil and gas sales                      $ 46,816       $33,139
   Interest                                    581            61
   Gain on sale of oil and gas
     properties                             55,856             -
                                          --------       -------
                                          $103,253       $33,200

COSTS AND EXPENSES:
   Oil and gas production                 $  6,977       $10,769
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                530         1,493
   General and administrative
     (Note 2)                                6,387        10,659
                                          --------       -------
                                          $ 13,894       $22,921
                                          --------       -------

NET INCOME                                $ 89,359       $10,279
                                          ========       =======
GENERAL PARTNER (1%) - net income         $    894       $   103
                                          ========       =======
LIMITED PARTNERS (99%) - net income       $ 88,465       $10,176
                                          ========       =======
NET INCOME PER UNIT                       $  20.43       $  2.35
                                          ========       =======
UNITS OUTSTANDING                            4,374         4,374
                                          ========       =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       -------

REVENUES:
   Oil and gas sales                      $ 82,918       $58,056
   Interest                                  1,293           291
   Gain on sale of oil and gas
     properties                             55,856             -
                                          --------       -------
                                          $140,067       $58,347

COSTS AND EXPENSES:
   Oil and gas production                 $ 19,585       $29,330
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              1,533         3,501
   General and administrative
     (Note 2)                               19,967        28,336
                                          --------       -------
                                          $ 41,085       $61,167
                                          --------       -------

NET INCOME (LOSS)                         $ 98,982      ($ 2,820)
                                          ========       =======
GENERAL PARTNER (1%) - net
   income (loss)                          $    990      ($    28)
                                          ========       =======
LIMITED PARTNERS (99%) - net
   income (loss)                          $ 97,992      ($ 2,792)
                                          ========       =======
NET INCOME (LOSS) PER UNIT                $  22.63      ($   .64)
                                          ========       =======
UNITS OUTSTANDING                            4,374         4,374
                                          ========       =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $ 98,982      ($ 2,820)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            1,533         3,501
     Gain on sale of oil and gas
       properties                        (  55,856)            -
     (Increase) decrease in accrued oil
       and gas sales                        55,379      (  6,043)
     Decrease in accounts payable        (   2,487)     (     53)
                                          --------       -------
   Net cash provided (used) by
     operating activities                 $ 97,551      ($ 5,415)
                                          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                       $ 59,449       $     -
   Additions to oil and gas properties           -      (     12)
                                          --------       -------
   Net cash provided (used) by
     investing activities                 $ 59,449      ($    12)
                                          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($174,960)      $     -
                                          --------       -------
   Net cash used by financing
     activities                          ($174,960)      $     -
                                          --------       -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                           ($ 17,960)     ($ 5,427)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      40,962        26,412
                                          --------       -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 23,002       $20,985
                                          ========       =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. The 1985-2 Program sold one well during the six months ended June 30, 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the 1985-1 Program incurred such expenses totaling $9,876 and $11,388, respectively, of which $8,661 and $10,710, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the 1985-1 Program incurred such expenses totaling $26,922 and $29,528, respectively, of which $17,322 and $21,420, respectively, were paid each period to Dyco and its affiliates. During the three months ended June 30, 2000 and 1999 the 1985-2 Program incurred such expenses totaling $6,387 and $10,659 respectively, of which $5,142 and $10,068, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the 1985-2 Program incurred such expenses totaling $19,967 and $28,336, respectively, of which $10,284 and $20,136, respectively, were paid each period to Dyco and its affiliates.

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

      The 1985-2 Program's Statement of Cash Flows for the six months ended June 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in the Program's cash distributions paid in June 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1985-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------       -------
      Oil and gas sales                    $110,263       $76,429
      Oil and gas production expenses      $ 21,884       $22,216
      Barrels produced                           61           148
      Mcf produced                           32,083        38,363
      Average price/Bbl                    $  27.51       $ 12.58
      Average price/Mcf                    $   3.38       $  1.94

      As shown in the table above, total oil and gas sales increased $33,834 (44.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $46,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $12,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 87 barrels and 6,280 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a decrease in production on one well due to the shutting-in of the well during the three months ended June 30, 2000 and
      (ii) normal declines in production. Average oil and gas prices increased to $27.51 per barrel and $3.38 per Mcf, respectively, for the three months ended June 30, 2000 from $12.58 per barrel and $1.94 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $332 (1.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the three months ended June 30, 2000 from 29.1% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,025 (66.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) an upward revision in the estimate of remaining gas reserves at December 31, 1999 and (ii) increases in the oil and gas prices used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.4% for the three months ended June 30, 2000 from 5.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,512 (13.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a decrease in indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended June 30, 2000 from 14.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $203,742      $129,392
      Oil and gas production expenses      $ 46,740      $ 40,371
      Barrels produced                           86           199
      Mcf produced                           72,018        72,302
      Average price/Bbl                    $  27.87      $  12.11
      Average price/Mcf                    $   2.80      $   1.76

      As shown in the table above, total oil and gas sales increased $74,350 (57.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 113 barrels and 284 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $27.87 per barrel and $2.80 per Mcf, respectively, for the six months ended June 30, 2000 from $12.11 per barrel and $1.76 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,369 (15.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one well during the six months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 22.9% for the six months ended June 30, 2000 from 31.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,797 (37.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) an upward revision in the estimate of remaining gas reserves at December 31, 1999 and (ii) increases in the oil and gas prices used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 3.2% for the six months ended June 30, 2000 from 7.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $2,606 (8.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 13.2% for the six months ended June 30, 2000 from 22.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                            -------       -------
      Oil and gas sales                     $46,816       $33,139
      Oil and gas production expenses       $ 6,977       $10,769
      Barrels produced                          492           989
      Mcf produced                            9,992         9,706
      Average price/Bbl                     $ 29.79       $ 14.24
      Average price/Mcf                     $  3.22       $  1.96

      As shown in the table above, total oil and gas sales increased $13,677 (41.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $8,000 and $13,000, respectively, were related to increases in the average prices of oil and gas sold, which amounts were partially offset by a decrease of approximately $7,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 497 barrels, while volumes of gas sold increased 286 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of one significant well during the three months ended June 30, 2000 and (ii) the release of stored production on one well during the three months ended June 30, 1999 due to increased oil prices. Average oil and gas prices increased to $29.79 per barrel and $3.22 per Mcf, respectively, for the three months ended June 30, 2000 from $14.24 per barrel and $1.96 per Mcf, respectively, for the three months ended June 30, 1999.

      The 1985-2 Program sold one well during the three months ended June 30, 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,792 (35.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) the sale of one significant well during the three months ended June 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 14.9% for the three months ended June 30, 2000 from 32.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $963 (64.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) increases in the prices used in the valuation of remaining oil and gas reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.1% for the three months ended June 30, 2000 from 4.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,272 (40.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a decrease in indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 13.6% for the three months ended June 30, 2000 from 32.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                      Six months Ended June 30,
                                      ----------------------------
                                          2000            1999
                                         -------        -------
      Oil and gas sales                  $82,918        $58,056
      Oil and gas production expenses    $19,585        $29,330
      Barrels produced                       977          1,557
      Mcf produced                        19,927         21,257
      Average price/Bbl                  $ 28.38        $ 12.97
      Average price/Mcf                  $  2.77        $  1.78

      As shown in the table above, total oil and gas sales increased $24,862 (42.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $15,000 and $19,000, respectively, were related to increases in the average prices of oil and gas sold, which amounts were partially offset by a decrease of approximately $8,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 580 barrels and 1,330 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to
      (i) the sale of one significant well during the six months ended June 30, 2000 and (ii) the release of stored production on one well during the six months ended June 30, 1999 due to increased oil prices. Average oil and gas prices increased to $28.38 per barrel and $2.77 per Mcf, respectively, for the six months ended June 30, 2000 from $12.97 per barrel and $1.78 per Mcf, respectively, for the six months ended June 30, 1999.

      The 1985-2 Program sold one well during the six months ended June 30, 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,745 (33.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) a decrease in repair and maintenance expenses and compression expenses on one well during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 and (ii) the sale of one significant well during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 23.6% for the six months ended June 30, 2000 from 50.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,968 (56.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) increases in the prices used in the valuation of remaining oil and gas reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.8% for the six months ended June 30, 2000 from 6.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $8,369 (29.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to a decrease in indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the six months ended June 30, 2000 from 48.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1985-1 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1985-2 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                          PARTNERSHIP
                          DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  August 1, 2000         By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  August 1, 2000         By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.