Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2000-11-08
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2000                               2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                   2000            1999
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 26,341        $ 68,872
   Accrued oil and gas sales                        82,246          55,595
                                                  --------        --------
      Total current assets                        $108,587        $124,467

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             88,521          98,289

DEFERRED CHARGE                                      9,627           9,627
                                                  --------        --------
                                                  $206,735        $232,383
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,063        $  5,053
                                                  --------        --------
      Total current liabilities                   $  5,063        $  5,053

ACCRUED LIABILITY                                 $ 33,938        $ 33,938

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                               $  1,677        $  1,934
   Limited Partners, issued and
      outstanding, 4,100 Units                     166,057         191,458
                                                  --------        --------
      Total Partners' capital                     $167,734        $193,392
                                                  --------        --------
                                                  $206,735        $232,383
                                                  ========        ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $122,219           $73,768
   Interest                                        1,150               961
                                                --------           -------
                                                $123,369           $74,729

COSTS AND EXPENSES:
   Oil and gas production                       $ 31,792           $21,140
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,339             2,361
   General and administrative
      (Note 2)                                    11,270            11,977
                                                --------           -------
                                                $ 46,401           $35,478
                                                --------           -------

NET INCOME                                      $ 76,968           $39,251
                                                ========           =======
GENERAL PARTNER (1%) - net income               $    770           $   392
                                                ========           =======
LIMITED PARTNERS (99%) - net income             $ 76,198           $38,859
                                                ========           =======
NET INCOME PER UNIT                             $  18.58           $  9.48
                                                ========           =======
UNITS OUTSTANDING                                  4,141             4,141
                                                ========           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          ---------

REVENUES:
   Oil and gas sales                            $325,961           $203,160
   Interest                                        2,628              2,046
                                                --------           --------
                                                $328,589           $205,206

COSTS AND EXPENSES:
   Oil and gas production                       $ 78,532           $ 61,511
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   9,768             12,587
   General and administrative
      (Note 2)                                    38,192             41,505
                                                --------           --------
                                                $126,492           $115,603
                                                --------           --------

NET INCOME                                      $202,097           $ 89,603
                                                ========           ========
GENERAL PARTNER (1%) - net income               $  2,021           $    896
                                                ========           ========
LIMITED PARTNERS (99%) - net income             $200,076           $ 88,707
                                                ========           ========
NET INCOME PER UNIT                             $  48.80           $  21.64
                                                ========           ========
UNITS OUTSTANDING                                  4,141              4,141
                                                ========           ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000               1999
                                               ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $202,097          $ 89,603
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 9,768            12,587
      Increase in accrued oil and
        gas sales                              (  26,651)        (  13,142)
      Increase (decrease) in accounts
        payable                                       10         (   1,473)
                                                --------          --------
   Net cash provided by operating
      activities                                $185,224          $ 87,575
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
      activities                                $      -          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($227,755)        ($103,525)
                                                --------          --------
   Net cash used by financing
      activities                               ($227,755)        ($103,525)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 42,531)        ($ 15,950)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            68,872            31,245
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 26,341          $ 15,295
                                                ========          ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                   2000            1999
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 54,135        $ 40,962
   Accrued oil and gas sales                        32,712          82,496
                                                  --------        --------
      Total current assets                        $ 86,847        $123,458

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             27,163          33,173

DEFERRED CHARGE                                     16,256          16,256
                                                  --------        --------
                                                  $130,266        $172,887
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  2,160        $  4,647
                                                  --------        --------
      Total current liabilities                   $  2,160        $  4,647

ACCRUED LIABILITY                                 $  3,227        $  3,227

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                               $  1,248        $  1,650
   Limited Partners, issued and
      outstanding, 4,330 Units                     123,631         163,363
                                                  --------        --------
      Total Partners' capital                     $124,879        $165,013
                                                  --------        --------
                                                  $130,266        $172,887
                                                  ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          -------

REVENUES:
   Oil and gas sales                             $55,288          $41,315
   Interest                                          366              187
                                                 -------          -------
                                                 $55,654          $41,502

COSTS AND EXPENSES:
   Oil and gas production                        $11,095          $14,397
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     884            1,162
   General and administrative
      (Note 2)                                     7,831           11,406
                                                 -------          -------
                                                 $19,810          $26,965
                                                 -------          -------

NET INCOME                                       $35,844          $14,537
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   358          $   146
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $35,486          $14,391
                                                 =======          =======
NET INCOME PER UNIT                              $  8.19          $  3.32
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          -------

REVENUES:
   Oil and gas sales                            $138,206          $99,371
   Interest                                        1,659              478
   Gain on sale of oil and gas
      properties                                  55,856                -
                                                --------          -------
                                                $195,721          $99,849

COSTS AND EXPENSES:
   Oil and gas production                       $ 30,680          $43,727
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,417            4,663
   General and administrative
      (Note 2)                                    27,798           39,742
                                                --------          -------
                                                $ 60,895          $88,132
                                                --------          -------

NET INCOME                                      $134,826          $11,717
                                                ========          =======
GENERAL PARTNER (1%) - net income               $  1,348          $   118
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $133,478          $11,599
                                                ========          =======
NET INCOME PER UNIT                             $  30.82          $  2.68
                                                ========          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                ========          =======






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000              1999
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $134,826          $11,717
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 2,417            4,663
      Gain on sale of oil and gas
        properties                             (  55,856)               -
      (Increase) decrease in accrued oil
        and gas sales                             49,784         ( 12,921)
      Decrease in accounts payable             (   2,487)        (    636)
                                                --------          -------
   Net cash provided by operating
      activities                                $128,684          $ 2,823
                                                --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 59,449          $     -
   Additions to oil and gas properties                 -         (     12)
                                                --------          -------
   Net cash provided (used) by
      investing activities                      $ 59,449         ($    12)
                                                --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($174,960)      $     -
                                                --------          -------
   Net cash used by financing
      activities                               ($174,960)         $     -
                                                --------          -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 13,173          $ 2,811

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            40,962           26,412
                                                --------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 54,135          $29,223
                                                ========          =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. The 1985-2 Program sold one well during the nine months ended September 30, 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the 1985-1 Program incurred such expenses totaling $11,270 and $11,977, respectively, of which $8,661 and $10,710, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the 1985-1 Program incurred such expenses totaling $38,192 and $41,505, respectively, of which $25,983 and $32,130, respectively, were paid each period to Dyco and its affiliates. During the three months ended September 30, 2000 and 1999 the 1985-2 Program incurred such expenses totaling $7,831 and $11,406 respectively, of which $5,142 and $10,068, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the 1985-2 Program incurred such expenses totaling $27,798 and $39,742, respectively, of which $15,426 and $30,204, respectively, were paid each period to Dyco and its affiliates.

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

      The 1985-2 Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in the Program's cash distributions paid in June 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1985-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                       Three Months Ended September 30,
                                       --------------------------------
                                                   2000             1999
                                                 --------          -------
      Oil and gas sales                          $122,219          $73,768
      Oil and gas production expenses            $ 31,792          $21,140
      Barrels produced                                 82               58
      Mcf produced                                 29,942           30,417
      Average price/Bbl                          $  25.18          $ 21.40
      Average price/Mcf                          $   4.01          $  2.38

      As shown in the table above, total oil and gas sales increased $48,451 (65.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily related to an increase in the average price of gas sold. Volumes of oil sold increased 24 barrels, while volumes of gas sold decreased 475 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Average oil and gas prices increased to $25.18 per barrel and $4.01 per Mcf, respectively, for the three months ended September 30, 2000 from $21.40 per barrel and $2.38 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,652 (50.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) subsurface repair and maintenance expenses incurred on one well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 26.0% for the three months ended September 30, 2000 from 28.7% for the three months ended September 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties increased $978 (41.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the oil and gas prices used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 2.7% for the three months ended September 30, 2000 from 3.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $707 (5.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the three months ended September 30, 2000 from 16.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000             1999
                                                 --------         --------
      Oil and gas sales                          $325,961         $203,160
      Oil and gas production expenses            $ 78,532         $ 61,511
      Barrels produced                                168              257
      Mcf produced                                101,960          102,719
      Average price/Bbl                          $  26.56         $  14.20
      Average price/Mcf                          $   3.15         $   1.94

      As shown in the table above, total oil and gas sales increased $122,801 (60.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 89 barrels and 759 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $26.56 per barrel and $3.15 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.20 per barrel and $1.94 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,021 (27.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) subsurface repair and maintenance expenses incurred on one well during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the nine months ended September 30, 2000 from 30.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,819 (22.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) an upward revision in the estimate of remaining gas reserves at December 31, 1999 and (ii) increases in the oil and gas prices used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 3.0% for the nine months ended September 30, 2000 from 6.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,313 (8.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.7% for the nine months ended September 30, 2000 from 20.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2000             1999
                                                  -------         -------
      Oil and gas sales                           $55,288         $41,315
      Oil and gas production expenses             $11,095         $14,397
      Barrels produced                                325             666
      Mcf produced                                 11,146          10,803
      Average price/Bbl                           $ 30.84         $ 20.95
      Average price/Mcf                           $  4.06         $  2.53

      As shown in the table above, total oil and gas sales increased $13,973 (33.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $3,000 and $17,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $7,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 341 barrels, while volumes of gas sold increased 343 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to the sale of one significant well during early 2000.

      Average oil and gas prices increased to $30.84 per barrel and $4.06 per Mcf, respectively, for the three months ended September 30, 2000 from $20.95 per barrel and $2.53 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,302 (22.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the sale of one significant well during early 2000. As a percentage of oil and gas sales, these expenses decreased to 20.1% for the three months ended September 30, 2000 from 34.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $278 (23.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999, which decrease was partially offset by an increase primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the oil and gas prices used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.6% for the three months ended September 30, 2000 from 2.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,575 (31.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to a change in allocation among the 1985-2 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 14.2% for the three months ended September 30, 2000 from 27.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                2000               1999
                                              --------           -------
      Oil and gas sales                       $138,206           $99,371
      Oil and gas production expenses         $ 30,680           $43,727
      Barrels produced                           1,302             2,223
      Mcf produced                              31,073            32,060
      Average price/Bbl                       $  29.00           $ 15.36
      Average price/Mcf                       $   3.23           $  2.03

      As shown in the table above, total oil and gas sales increased $38,835 (39.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $18,000 and $37,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $14,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 921 barrels and 987 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of one significant well during early 2000 and (ii) the release of stored production on one well during early 1999 due to increased oil prices. Average oil and gas prices increased to $29.00 per barrel and $3.23 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.36 per barrel and $2.03 per Mcf, respectively, for the nine months ended September 30, 1999.

      The 1985-2 Program sold one well during the nine months ended September 30, 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1985-2 Program's oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,047 (29.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) a decrease in repair and maintenance expenses and compression expenses incurred on one well during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 and (ii) the sale of one significant well during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 22.2% for the nine months ended September 30, 2000 from 44.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,246 (48.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) increases in the oil and gas prices used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.7% for the nine months ended September 30, 2000 from 4.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $11,944 (30.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to a change in allocation among the 1985-2 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 20.1% for the nine months ended September 30, 2000 from 40.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1                    Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-1 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2                    Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1985-2 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)


                                    BY: DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1985-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.