Form 10-K405
period 2000-12-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2001-03-29
CIK 751255, 751256

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

PART II.....................................................................14
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................14
      ITEM 6.     SELECTED FINANCIAL DATA...................................16
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................19
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................26
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............27
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................56

PART III....................................................................56
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........56
      ITEM 11.    EXECUTIVE COMPENSATION....................................57
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................62
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............62

PART IV.....................................................................64
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.......................................64

SIGNATURES..................................................................67

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 89.7% of the 1985-1 Program's oil and gas revenues during the year ended December 31, 2000. Purchases of gas by El Paso accounted for approximately 68.9% of the 1985-2 Program's oil and gas revenues during the year ended December 31, 2000. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. Purchases of oil by Mobil Oil Corporation accounted for approximately 18.2% of the 1985-2 Program's oil and gas revenues during the year ended December 31, 2000. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.


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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2000.

                              Well Statistics(1)

                            As of December 31, 2000

                                               1985-1     1985-2
                                               Program    Program
                                               -------    -------

           Gross productive wells(2):
              Oil                                  -          2
              Gas                                 15          8
                                                  --         --
                Total                             15         10

           Net productive wells(3):
              Oil                                  -        .52
              Gas                               1.74        .87
                                                ----       ----
                Total                           1.74       1.39
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


      Drilling Activities

      The Programs participated in no drilling activities during the year ended December 31, 2000.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                                    Net Production Data

                                             Year Ended December 31,
                                       --------------------------------------
                                         2000           1999            1998
                                       --------       --------       --------
1985-1 Program:
--------------
   Production:
     Oil (Bbls)(1)                          308            292            283
     Gas (Mcf)(2)                       140,971        141,030        165,027

   Oil and gas sales:
     Oil                               $  8,346       $  4,543       $  3,700
     Gas                                522,168        288,770        313,020
                                        -------        -------        -------
        Total                          $530,514       $293,313       $316,720
                                        =======        =======        =======

   Total direct operating expenses(3)  $130,392       $ 91,421       $108,815
                                        =======        =======        =======

   Direct operating expenses as a
     percentage of oil and gas sales      24.6%          31.2%          34.4%

   Average sales price:
     Per barrel of oil                   $27.10         $15.56         $13.07
     Per Mcf of gas                        3.70           2.05           1.90

   Direct operating expenses per
     equivalent Mcf of gas(4)            $  .91         $  .64         $  .65

                                             Year Ended December 31,
                                       --------------------------------------
                                         2000            1999          1998
                                       --------       --------       --------
1985-2 Program:
--------------
   Production:
     Oil (Bbls)(1)                        1,581          2,624          2,397
     Gas (Mcf)(2)                        41,237         84,745         48,746

   Oil and gas sales:
     Oil                               $ 46,628       $ 43,843       $ 30,679
     Gas                                150,415        155,186         95,421
                                        -------        -------        -------
        Total                          $197,043       $199,029       $126,100
                                        =======        =======        =======

   Total direct operating expenses(3)  $ 40,933       $ 99,111       $ 65,880
                                        =======        =======        =======
   Direct operating expenses as a
     percentage of oil and gas sales      20.8%          49.8%          52.2%

   Average sales price:
     Per barrel of oil                   $29.49         $16.71         $12.80
     Per Mcf of gas                        3.65           1.83(5)        1.96

   Direct operating expenses per
     equivalent Mcf of gas(4)            $  .81         $  .99         $ 1.04







-------------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3)  Includes lease operating expenses and production taxes.
(4) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.
(5) Includes a positive gas balancing adjustment on one well at $1.54 per Mcf. Without this adjustment, the average gas price in 1999 would have been $2.12 per Mcf.

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm.
As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The high oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2000 will actually be realized for such production. Dyco believes that it is unlikely that prices will remain at their current high levels.

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


                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2000(1)

           1985-1 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                   748,607
                Oil and liquids (Bbls)                        1,119

              Net present value
                (discounted at 10% per annum)            $3,132,458

           1985-2 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                   269,805
                Oil and liquids (Bbls)                        8,062

              Net present value
                (discounted at 10% per annum)            $1,396,743

-------------------

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

      Significant Properties

                                 1985-1 Program
                                 --------------

      As of December 31, 2000, the 1985-1 Program's properties consist of 15 gross (1.74 net) productive wells. The 1985-1 Program also owns a non-working interest in one additional well. Affiliates of the 1985-1 Program operate 7 (44%) of its total wells. All of the 1985-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                 1985-2 Program
                                 ---------------

      As of December 31, 2000, the 1985-2 Program's properties consist of 10 gross (1.39 net) productive wells. The 1985-2 Program also owns a non-working interest in one additional well. Affiliates of the 1985-2 Program operate 5 (45%) of its total wells. All of the 1985-2 Program's properties are located onshore in the continental United States. Substantially all of the 1985-2 Program's reserves are located in the Anadarko Basin.

      As of December 31, 2000, the 1985-2 Program's properties in the Anadarko Basin consist of 10 gross (1.39 net) wells. Affiliates of the 1985-2 Program operate 4 (40%) of its wells. As of December 31, 2000, the 1985-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 260,853 Mcf of gas and approximately 8,062 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,354,841.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2000.


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

                                1985-1 PROGRAM
                                --------------

                                 Repurchase Cash
                                                Price       Distributions
                                             ----------     -------------
           1999:
              First Quarter                     $ 98             $ -
              Second Quarter                      98               -
              Third Quarter                      156              25
              Fourth Quarter                     131               -

           2000:
              First Quarter                     $131             $25
              Second Quarter                     106               -
              Third Quarter                      166              30
              Fourth Quarter                     136              20


           2001:
              First Quarter                     $116             $40


                                1985-2 PROGRAM
                                --------------

                                 Repurchase Cash
                                                Price       Distributions
                                             ----------     -------------
           1999:
              First Quarter                     $64              $ -
              Second Quarter                     64                -
              Third Quarter                      64                -
              Fourth Quarter                     64                -

           2000:
              First Quarter                     $64              $20
              Second Quarter                     44               20
              Third Quarter                      56                -
              Fourth Quarter                     56                -

           2001:
              First Quarter                     $56              $25


      As of March 1, 2001, the 1985-1 Program had 4,100 Units outstanding and approximately 1,450 Limited Partners of record. The 1985-2 Program had 4,330 Units outstanding and approximately 1,400 Limited Partners of record.

ITEM 6.     SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                      1985-1 Program
                                      --------------

                                                               December 31,
                                       --------------------------------------------------------
                                         2000        1999        1998        1997        1996
                                       --------    --------    --------    --------    --------
Summary of Operations:
   Oil and gas sales                   $530,514    $293,313    $316,720    $434,576    $408,826
   Total revenues                       533,940     295,675     319,820     438,162     411,171

   Lease operating expenses              93,412      70,168      86,362      58,594      63,559
   Production taxes                      36,980      21,253      22,453      35,055      29,783
   General and administrative
     expenses                            48,091      53,142      53,554      57,406      55,169
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           8,007      18,737      25,912      34,859      27,369

   Net income                           347,450     132,375     131,539     252,248     235,291
     per Unit                             83.90       31.97       31.77       60.91       56.82
   Cash distributions                   310,575     103,525     207,050     351,985     186,345
     per Unit                                75          25          50          85          45

Summary Balance Sheet Data:
   Total assets                         293,289     232,383     210,519     283,653     375,408
   Partners' capital                    230,267     193,392     164,542     240,053     339,790










                                      1985-2 Program
                                      --------------

                                                         December 31,
                                     ----------------------------------------------------------
                                       2000         1999         1998        1997        1996
                                     --------     --------     --------    --------    --------
Summary of Operations
   Oil and gas sales                 $197,043     $199,029     $126,100    $187,883    $230,192
  Total revenues                      255,533      199,814      143,847     189,554     232,494

   Lease operating expenses            27,381       85,341       56,430      33,442      61,178
   Production taxes                    13,552       13,770        9,450      13,789      16,814
   General and administrative
     expenses                          34,202       50,768       51,504      55,613      53,296
   Depreciation, depletion, and
     amortization of oil and gas
     properties                         2,032        6,662        8,457      11,610       9,911

   Net income                         178,366       43,273       18,006      75,100      91,295
     per Unit                           40.78         9.89         4.12       17.17       20.87
   Cash distributions                 174,960          -         87,480     109,350     153,090
     per Unit                              40          -             20          25          35

Summary Balance Sheet Data:
   Total assets                       175,316      172,887      134,196     201,447     244,561
   Partners' capital                  168,419      165,013      121,740     191,214     225,464


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

      Results of Operations

                                 1985-1 Program
                                 ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                     -------------------------------------

      Total oil and gas sales increased $237,201 (80.9%) in 2000 as compared to 1999. This increase was primarily related to an increase in the average price of gas sold. Volumes of oil sold increased 16 barrels, while volumes of gas sold decreased 59 Mcf in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to (i) the 1985-1 Program's receipt of a decreased percentage of sales in 2000 due to gas balancing on one well and (ii) normal declines in production. These decreases were substantially offset by the 1985-1 Program's receipt of an increased percentage of sales on another well in 2000 due to gas balancing. Average oil and gas prices increased to $27.10 per barrel and $3.70 per Mcf, respectively, in 2000 from $15.56 per barrel and $2.05 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,971 (42.6%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) subsurface repair and maintenance expenses incurred on one well in 2000, and (iii) a positive prior period lease operating expense adjustment made by the operator on one well during 2000. As a percentage of oil and gas sales, these expenses decreased to 24.6% in 2000 from 31.2% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,730 (57.3%) in 2000 as compared to 1999. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 1.5% in 2000 from 6.4% in 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $5,051 (9.5%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 9.1% in 2000 from 18.1% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

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

                                 1985-2 Program
                                 ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                     -------------------------------------

      Total oil and gas sales decreased $1,986 (1.0%) in 2000 as compared to 1999. Of this decrease, approximately $17,000 and $80,000, respectively, were related to decreases in the volumes of oil and gas sold. These decreases were substantially offset by increases of approximately $20,000 and $75,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,043 barrels and 43,508 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. The decrease in volumes of gas sold was primarily due to a positive gas balancing adjustment made by the operator on one well during 1999. Average oil and gas prices increased to $29.49 per barrel and $3.65 per Mcf, respectively, in 2000 from $16.71 per barrel and $1.83 per Mcf in 1999.

      During 2000, the 1985-2 Program sold one well for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of oil and gas properties by 185%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 89% with the remainder recorded as a gain on sale of oil and gas properties.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $58,178 (58.7%) in 2000 as compared to 1999. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) the sale of one well during early 2000. As a percentage of oil and gas sales, these expenses decreased to 20.8% in 2000 from 49.8% in 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,630 (69.5%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in the gas price used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 1.0% in 2000 from 3.3% in 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $16,566 (32.6%) in 2000 as compared to 1999. This decrease was primarily due to a change in allocation among the 1985-2 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 17.4% in 2000 from 25.5% in 1999. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.



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

      During the fourth quarter of 1998, the 1985-2 Program sold for $15,938 two wells which had no reserves that could be economically recovered. The proceeds from these sales would have reduced the net book value of oil and gas properties by 30%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were not reduced and a gain on sale of oil and gas properties of $15,938 was recognized. No such sales occurred during 1999.

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the 1985-1 and 1985-2 Programs' proved reserve quantities at December 31, 2000 would have remaining lives of approximately 5.02 and 6.54 years, respectively, for gas reserves and 3.63 and 5.10 years, respectively, for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

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

      The 1985-2 Program's Statements of Cash Flows for the years ended December 31, 2000 and 1998 include proceeds from the sale of oil and gas properties. It is possible that the 1985-2 Program's future repurchase values and the amount or likelihood of future cash distributions could be reduced as a result of the disposition of these properties.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 29, 2001

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------
                                                           2000        1999
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 74,676    $ 68,872
   Accrued oil and gas sales                              111,904      55,595
                                                          -------     -------

     Total current assets                                $186,580    $124,467

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                        90,269      98,289

DEFERRED CHARGE                                            16,440       9,627
                                                          -------     -------

                                                         $293,289    $232,383
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  5,920    $  5,053
   Gas imbalance payable                                    1,520        -
                                                          -------     -------
   Total current liabilities                             $  7,440    $  5,053

ACCRUED LIABILITY                                        $ 55,582    $ 33,938

PARTNERS' CAPITAL:
   General Partner, 41 general partner
     units                                               $  2,303    $  1,934
   Limited Partners, issued and
     outstanding 4,100 Units                              227,964     191,458
                                                          -------     -------

     Total Partners' capital                             $230,267    $193,392
                                                          -------     -------

                                                         $293,289    $232,383
                                                          =======     =======


                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                               2000        1999        1998
                                             --------    --------    --------

REVENUES:
   Oil and gas sales                         $530,514    $293,313    $316,720
   Interest                                     3,426       2,362       3,100
                                              -------     -------     -------

                                             $533,940    $295,675    $319,820

COSTS AND EXPENSES:
   Lease operating                           $ 93,412    $ 70,168    $ 86,362
   Production taxes                            36,980      21,253      22,453
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                 8,007      18,737      25,912
   General and administrative                  48,091      53,142      53,554
                                              -------     -------     -------

                                             $186,490    $163,300    $188,281
                                              -------     -------     -------

NET INCOME                                   $347,450    $132,375    $131,539
                                              =======     =======     =======

GENERAL PARTNER (1%) - NET INCOME            $  3,475    $  1,324    $  1,315
                                              =======     =======     =======

LIMITED PARTNERS (99%) - NET INCOME          $343,975    $131,051    $130,224
                                              =======     =======     =======

NET INCOME per Unit                          $  83.90    $  31.97    $  31.77
                                              =======     =======     =======

UNITS OUTSTANDING                               4,141       4,141       4,141
                                              =======     =======     =======







                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                         General     Limited
                                         Partner     Partners       Total
                                        --------    ----------    ----------

Balances at Dec. 31, 1997                $2,400      $237,653      $240,053
   Cash distributions                   ( 2,070)    ( 204,980)    ( 207,050)
   Net income                             1,315       130,224       131,539
                                          -----       -------       -------

Balances at Dec. 31, 1998                $1,645      $162,897      $164,542
   Cash distributions                   ( 1,035)    ( 102,490)    ( 103,525)
   Net income                             1,324       131,051       132,375
                                          -----       -------       -------

Balances at Dec. 31, 1999                $1,934      $191,458      $193,392
   Cash distributions                   ( 3,106)    ( 307,469)    ( 310,575)
   Net income                             3,475       343,975       347,450
                                          -----       -------       -------

Balances at Dec. 31, 2000                 2,303       227,964       230,267
                                          =====       =======       =======



                     The accompanying notes are an integral
                      part of these financial statements.

                                DYCO OIL AND GAS PROGRAM
                                1985-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                               2000         1999         1998
                                            ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $347,450     $132,375     $131,539
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                              8,007       18,737       25,912
     (Increase) decrease in accrued
        oil and gas sales                   (  56,309)   (  14,079)      42,205
     (Increase) decrease in deferred
        charge                              (   6,813)      11,105    (   6,298)
     Increase (decrease) in accounts
        payable                                   867    (   1,740)         308
     Increase (decrease) in gas imbalance
        payable                                 1,520         -       (  13,160)
     Increase (decrease) in accrued
        liability                              21,644    (   5,246)      15,229
                                              -------      -------      -------
   Net cash provided by operating
     activities                              $316,366     $141,152     $195,735
                                              -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                      $     13     $   -        $    492
   Additions to oil and gas properties           -            -       (   1,517)
                                              -------      -------      -------
   Net cash provided (used) by
     investing activities                    $     13     $   -       ($  1,025)
                                              -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($310,575)   ($103,525)   ($207,050)
                                              -------      -------      -------
   Net cash used by financing activities    ($310,575)   ($103,525)   ($207,050)
                                              -------      -------      -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                    $  5,804     $ 37,627    ($ 12,340)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         68,872       31,245       43,585
                                              -------      -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $ 74,676     $ 68,872     $ 31,245
                                              =======      =======      =======

                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            Notes to Financial Statements
                For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,638 (40.0%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998 were $.06, $0.13, and $0.16, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 29,621 Mcf, resulting in prepaid lease operating expenses of $16,440. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 21,345 Mcf, resulting in prepaid lease operating expenses of $9,627.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 100,147 Mcf, resulting in accrued lease operating expenses of $55,582. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 75,250 Mcf, resulting in accrued lease operating expenses of $33,938.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2000, total sales exceeded the Program's share of estimated total gas reserves on one well by $1,520
      (1,013 Mcf). This amount was recorded as a gas imbalance payable at December 31, 2000 in accordance with the sales method. At December 31, 1999, no such liability was recorded.


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

2.    TRANSACTIONS WITH RELATED PARTIES

            Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $48,091, $53,142, and $53,554, respectively, of which $34,644, $42,840, and $42,840, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 2000, 1999, and 1998:

        Purchaser                            2000    1999     1998
        ---------                            -----   -----    -----

        El Paso Energy
           Marketing Company                 89.7%   82.2%    79.2%
        Sanguine, Ltd.                         -     15.5%    11.3%


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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                      December 31,
                                             -------------------------------
                                                 2000              1999
                                             -------------     -------------

      Proved properties                       $20,981,434       $20,981,447

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                 ( 20,891,165)     ( 20,883,158)
                                               ----------        ----------

      Net oil and gas properties              $    90,269       $    98,289
                                               ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998 were as follows:

                                                  December 31,
                                          ----------------------------
                                           2000       1999       1998
                                          ------     ------     ------

      Development costs                   $  -       $  -       $1,517


      Quantities of Proved Oil and Gas Reserves - Unaudited

          Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott

     Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States and there are no proved undeveloped reserves. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.








                                         2000                     1999                      1998
                                 --------------------     ---------------------      -------------------
                                    Oil         Gas          Oil         Gas            Oil         Gas
                                  (Bbls)       (Mcf)       (Bbls)       (Mcf)         (Bbls)      (Mcf)
                                 --------   ---------     ---------   ---------      --------- ---------
Proved reserves,
   beginning of year              1,435      772,092       1,970       716,034        1,525     771,783

Revisions of previous
   estimates                     (    8)     117,486      (  243)      197,088          728     109,278


Production                       (  308)    (140,971)     (  292)     (141,030)      (  283)   (165,027)
                                  -----      -------       -----       -------        ------    -------

Proved reserves,
   end of year                    1,119      748,607       1,435       772,092        1,970     716,034
                                  =====      =======       =====       =======        ======    =======

Proved developed reserves:
   Beginning of year              1,435      772,092       1,970       716,034        1,525     771,783
                                  -----      -------       -----       -------        ------    -------
   End of year                    1,119      748,607       1,435       772,092        1,970     716,034
                                  =====      =======       =====       =======        ======    =======


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $24.54 per barrel and $9.00 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                               Dyco 1985-1 Program
                               --------------------

                                                 2000
                         ---------------------------------------------------
                           First       Second         Third        Fourth
                          Quarter      Quarter       Quarter       Quarter
                         ---------    ---------     ---------     ---------

Total Revenues           $94,511      $110,709      $123,369      $205,351
Gross Profit (1)          69,655        88,825        91,577       153,491
Net Income                47,692        77,437        76,968       145,353
Limited Partners'
   Net Income
   Per Unit                11.52         18.70         18.58         35.10




                                                 1999
                        ---------------------------------------------------
                           First       Second         Third        Fourth
                          Quarter      Quarter       Quarter       Quarter
                         --------     ---------     ---------     ---------

Total Revenues           $53,396      $ 77,081      $ 74,729      $ 90,469
Gross Profit (1)          35,241        54,865        53,589        60,559
Net Income                11,412        38,940        39,251        42,772
Limited Partners'
   Net Income
   Per Unit                 2.76          9.40          9.48         10.33

----------------------
(1) Total revenues less oil and gas production expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.










                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 29, 2001

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------
                                                           2000        1999
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 90,826    $ 40,962
   Accrued oil and gas sales                               35,902      82,496
                                                          -------     -------
     Total current assets                                $126,728    $123,458

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                        27,549      33,173

DEFERRED CHARGE                                            21,039      16,256
                                                          -------     -------

                                                         $175,316    $172,887
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  2,921    $  4,647
                                                          -------     -------

     Total current liabilities                           $  2,921    $  4,647

ACCRUED LIABILITY                                        $  3,976    $  3,227

PARTNERS' CAPITAL:
   General Partner, 44 general partner
     units                                               $  1,684    $  1,650
   Limited Partners, issued and
     outstanding, 4,330 Units                             166,735     163,363
                                                          -------     -------

     Total Partners' capital                             $168,419    $165,013
                                                          -------     -------
                                                         $175,316    $172,887
                                                          =======     =======




                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                             2000       1999         1998
                                          ---------   ---------    --------

REVENUES:
   Oil and gas sales                      $197,043    $199,029     $126,100
   Interest                                  2,634         785        1,809
   Gain on sale of
     oil and gas properties                 55,856        -          15,938
                                           -------     -------      -------

                                          $255,533    $199,814     $143,847

COSTS AND EXPENSES:
   Lease operating                          27,381      85,341       56,430
   Production taxes                         13,552      13,770        9,450
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              2,032       6,662        8,457
   General and administrative               34,202      50,768       51,504
                                           -------     -------      -------

                                          $ 77,167    $156,541     $125,841
                                           -------     -------      -------

NET INCOME                                $178,366    $ 43,273     $ 18,006
                                           =======     =======      =======

GENERAL PARTNER (1%) - NET
   INCOME                                 $  1,784    $    433     $    180
                                           =======     =======      =======

LIMITED PARTNERS (99%) - NET
   INCOME                                 $176,582    $ 42,840     $ 17,826
                                           =======     =======      =======

NET INCOME per Unit                       $  40.78    $   9.89     $   4.12
                                           =======     =======      =======

UNITS OUTSTANDING                            4,374       4,374        4,374
                                           =======     =======      =======




                     The accompanying notes are an integral
                      part of these financial statements.

                         DYCO OIL AND GAS PROGRAM 1985-2
                               LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2000, 1999, and 1998


                                         General      Limited
                                         Partner      Partners       Total
                                        --------    ----------    ----------


Balances at Dec. 31, 1997                $1,912      $189,302      $191,214
   Cash distributions                   (   875)    (  86,605)    (  87,480)
   Net income                               180        17,826        18,006
                                          -----       -------       -------

Balances at Dec. 31, 1998                $1,217      $120,523      $121,740
   Net income                               433        42,840        43,273
                                          -----       -------       -------

Balances at Dec. 31, 1999                $1,650      $163,363      $165,013
   Cash distributions                   ( 1,750)    ( 173,210)    ( 174,960)
   Net income                             1,784       176,582       178,366
                                          -----       -------       -------

Balances at Dec. 31, 2000                $1,684      $166,735      $168,419
                                          =====       =======       =======



                     The accompanying notes are an integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1985-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                               2000          1999         1998
                                            ----------    ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $178,366      $43,273      $18,006
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                              2,032        6,662        8,457
     Gain on sale of oil and
        gas properties                      (  55,856)        -        ( 15,938)
     (Increase) decrease in accrued
        oil and gas sales                      46,594     ( 68,710)      17,288
     (Increase) decrease in
       deferred charge                      (   4,783)      37,919     (  6,015)
     Increase (decrease) in
        accounts payable                    (   1,726)         409        1,520
     Increase (decrease) in
        accrued liability                         749     (  4,991)         703
                                              -------       ------       ------
   Net cash provided by operating
     activities                              $165,376      $14,562      $24,021
                                              -------       ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                      $ 59,448      $  -         $21,600
   Additions to oil and gas
     properties                                  -        (     12)        -
                                              -------       ------       ------
   Net cash provided (used) by
     investing activities                    $ 59,448     ($    12)     $21,600
                                              -------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($174,960)     $  -        ($87,480)
                                              -------       ------       ------
   Net cash used by financing
     activities                             ($174,960)     $  -        ($87,480)
                                              -------       ------       ------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      $ 49,864      $14,550     ($41,859)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         40,962       26,412       68,271
                                              -------       ------       ------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $ 90,826      $40,962      $26,412
                                              =======       ======       ======






                     The accompanying notes are an integral
                       part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998



1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 26, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,771 (40.9%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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

      Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998, were $0.04, $0.07, and $0.13, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the second quarter of 2000, the Program sold one well for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 185%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% with the remainder recorded as a gain on sale of oil and gas properties. During the fourth quarter of 1998, the Program sold for $15,938 two wells which had no reserves that could be economically recovered. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 30%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were not reduced and a gain on sale of oil and gas properties of $15,938 was recognized.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 36,026 Mcf, resulting in prepaid lease operating expenses of $21,039. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 34,167 Mcf, resulting in prepaid lease operating expenses of $16,256.

      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 6,808 Mcf, resulting in accrued lease operating expenses of $3,976. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 6,782 Mcf, resulting in accrued lease operating expenses of $3,227.


      Oil and Gas Sales

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 2000 and 1999, no such liability was recorded.


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


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $34,202, $50,768, and $51,504, respectively, of which $20,568, $40,272, and $40,272, respectively, were paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 2000, 1999, and 1998:

           Purchaser                     2000     1999    1998
           ---------                     -----    -----   -----
           El Paso Energy
             Marketing Company           68.9%    66.7%   54.6%
           EOTT Energy
             Operating LP                  -      15.7%     -
           Mobil Oil Corporation         18.2%    13.4%   12.6%
           Koch Oil Company                -        -     11.4%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                      December 31,
                                             -------------------------------
                                                 2000              1999
                                             -------------     -------------

     Proved properties                        $22,427,549       $22,431,141

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance                   ( 22,400,000)     ( 22,397,968)
                                               ----------        ----------

     Net oil and gas properties               $    27,549       $    33,173
                                               ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998 were as follows:

                                                     December 31,
                                             ---------------------------
                                              2000      1999      1998
                                              -----     -----     -----
            Development costs                $   -     $  12      $   -



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.








                                           2000                         1999                        1998
                                    ---------------------       ---------------------       ---------------------
                                       Oil         Gas             Oil         Gas             Oil         Gas
                                     (Bbls)       (Mcf)          (Bbls)       (Mcf)          (Bbls)       (Mcf)
                                    --------    ---------       --------    ---------       --------    ---------
Proved reserves,
   beginning of year                 13,401      312,855          7,743      264,024         10,595      307,346

Revisions of previous
   estimates                            367       13,225          8,282      133,576        (   455)       5,803

Sales of reserves                   ( 4,125)    ( 15,038)          -            -              -        (    379)

Production                          ( 1,581)    ( 41,237)       ( 2,624)    ( 84,745)       ( 2,397)    ( 48,746)
                                     ------      -------         ------      -------         ------      -------

Proved reserves,
   end of year                        8,062      269,805         13,401      312,855          7,743      264,024
                                     ======      =======         ======      =======         ======      =======

Proved developed reserves:
   Beginning of year                 13,401      312,855          7,743      264,024         10,595      307,346
                                     ------      -------         ------      -------         ------      -------
   End of year                        8,062      269,805         13,401      312,855          7,743      264,024
                                     ======      =======         ======      =======         ======      =======
--------------------


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $23.75 per barrel and $9.19 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                               Dyco 1985-2 Program
                              --------------------

                                              2000
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues           $36,814      $103,253       $55,654       $59,812
Gross Profit (1)          24,206        96,276        44,559        49,559
Net Income                 9,623        89,359        35,844        43,540
Limited Partners'
   Net Income
   Per Unit                 2.20         20.43          8.19          9.96




                                              1999
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues           $25,147      $ 33,200       $41,502       $99,965
Gross Profit (1)           6,586        22,431        27,105        44,581
Net Income (Loss)       ( 13,099)       10,279        14,537        31,556
Limited Partners'
   Net Income (Loss)
   Per Unit                (2.99)         2.35          3.32          7.21

--------------------
(1) Total revenues less oil and gas production expenses.

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

            NAME            AGE          POSITION WITH DYCO
      ----------------      ---   --------------------------------
      Dennis R. Neill        49   President and Director

      Patrick M. Hall        42   Chief Financial Officer

      Judy K. Fox            50   Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2000:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2000

Type of Compensation/Reimbursement(1)                      Expense
-------------------------------------           -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------

1985-1 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                              $34,644    $42,840    $42,840

1985-2 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                              $20,568    $40,272    $40,272

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves tot the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2000:





                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                     1985-1 Program
                                                     --------------

                                                                       Long Term Compensation
                                                                ------------------------------------
                                  Annual Compensation                     Awards             Payouts
                              ----------------------------      ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          1998      -           -         -           -               -            -           -
                      1999      -           -         -           -               -            -           -
                      2000      -           -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)         1998    $25,353       -         -           -               -            -           -
                      1999    $26,167       -         -           -               -            -           -
                      2000    $20,561       -         -           -               -            -           -
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





                                 1985-2 Program
                                 --------------

                                                                       Long Term Compensation
                                                                ------------------------------------
                                  Annual Compensation                    Awards              Payouts
                              ----------------------------      ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
Dennis R. Neill
President(1)          1998      -           -         -           -               -            -           -
                      1999      -           -         -           -               -            -           -
                      2000      -           -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)         1998    $23,833       -         -           -               -            -           -
                      1999    $24,598       -         -           -               -            -           -
                      2000    $12,207       -         -           -               -            -           -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2001 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                      Beneficially
                                                     Owned (Percent
              Beneficial Owner                       of Outstanding)
      ---------------------------------             -----------------

      1985-1 Program:
      --------------

        Samson Resources Company                     1,693  (40.0%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                      1,693  (40.0%)

      1985-2 Program:
      --------------

        Samson Resources Company                     1,771  (40.9%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                      1,771  (40.9%)



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

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 are filed as part of this report:

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


                  -----------------
                  *  Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                                    DYCO OIL AND GAS PROGRAM 1985-1
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                           March 29, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill     President and                  March 29, 2001
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      /s/ Patrick M. Hall     Chief Financial                March 29, 2001
      -------------------     Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      /s/ Judy K. Fox         Secretary                      March 29, 2001
      -------------------
         Judy K. Fox

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

                                    DYCO OIL AND GAS PROGRAM 1985-2
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                           March 29, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill     President and                  March 29, 2001
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      /s/ Patrick M. Hall     Chief Financial                March 29, 2001
      -------------------     Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      /s/ Judy K. Fox         Secretary                      March 29, 2001
      -------------------
         Judy K. Fox

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


------------------
*  Filed herewith.