Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2001-05-07
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                           2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                                -----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 80,270        $ 74,676
   Accrued oil and gas sales                       123,644         111,904
                                                  --------        --------
      Total current assets                        $203,914        $186,580

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             83,061          90,269

DEFERRED CHARGE                                     18,309          16,440
                                                  --------        --------
                                                  $305,284        $293,289
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,312        $  5,920
   Gas imbalance payable                             1,520           1,520
                                                  --------        --------
      Total current liabilities                   $  6,832        $  7,440

ACCRUED LIABILITY                                 $ 55,582        $ 55,582

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                               $  2,429        $  2,303
   Limited Partners, issued and
      outstanding, 4,100 Units                     240,441         227,964
                                                  --------        --------
      Total Partners' capital                     $242,870        $230,267
                                                  --------        --------
                                                  $305,284        $293,289
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $233,105           $93,479
   Interest                                        1,354             1,032
                                                --------           -------
                                                $234,459           $94,511

COSTS AND EXPENSES:
   Oil and gas production                       $ 31,794           $24,856
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,973             4,917
   General and administrative
      (Note 2)                                    18,449            17,046
                                                --------           -------
                                                $ 56,216           $46,819
                                                --------           -------

NET INCOME                                      $178,243           $47,692
                                                ========           =======
GENERAL PARTNER (1%) - net income               $  1,782           $   477
                                                ========           =======
LIMITED PARTNERS (99%) - net income             $176,461           $47,215
                                                ========           =======
NET INCOME PER UNIT                             $  43.04           $ 11.52
                                                ========           =======
UNITS OUTSTANDING                                  4,141             4,141
                                                ========           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                               ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $178,243          $ 47,692
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,973             4,917
      Increase in accrued oil and
        gas sales                              (  11,740)        (     127)
      Increase in deferred charge              (   1,869)                -
      Increase (decrease) in accounts
        payable                                (     608)              834
      Increase in payable to General
        Partner                                        -             2,000
                                                --------          --------
   Net cash provided by operating
      activities                                $169,999          $ 55,316
                                                --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      Gas properties                            $  1,235          $      -
                                                --------          --------
   Net cash provided by investing
      activities                                $  1,235          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($165,640)        ($103,525)
                                                --------          --------
   Net cash used by financing
      activities                               ($165,640)        ($103,525)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  5,594         ($ 48,209)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            74,676            68,872
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 80,270          $ 20,663
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  March 31,    December 31,
                                                    2001           2000
                                                 ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 24,940        $ 90,826
   Accrued oil and gas sales                        40,531          35,902
                                                  --------        --------
      Total current assets                        $ 65,471        $126,728

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             26,239          27,549

DEFERRED CHARGE                                     21,039          21,039
                                                  --------        --------
                                                  $112,749        $175,316
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  2,510        $  2,921
                                                  --------        --------
      Total current liabilities                   $  2,510        $  2,921

ACCRUED LIABILITY                                 $  3,976        $  3,976

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                               $  1,062        $  1,684
   Limited Partners, issued and
      outstanding, 4,330 Units                     105,201         166,735
                                                  --------        --------
      Total Partners' capital                     $106,263        $168,419
                                                  --------        --------
                                                  $112,749        $175,316
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          -------

REVENUES:
   Oil and gas sales                             $75,595          $36,102
   Interest                                        1,189              712
                                                 -------          -------
                                                 $76,784          $36,814

COSTS AND EXPENSES:
   Oil and gas production                        $13,256          $12,608
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,281            1,003
   General and administrative
      (Note 2)                                    15,053           13,580
                                                 -------          -------
                                                 $29,590          $27,191
                                                 -------          -------

NET INCOME                                       $47,194          $ 9,623
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   472          $    96
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $46,722          $ 9,527
                                                 =======          =======
NET INCOME PER UNIT                              $ 10.79          $  2.20
                                                 =======          =======
UNITS OUTSTANDING                                  4,374            4,374
                                                 =======          =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 47,194          $ 9,623
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 1,281            1,003
      (Increase) decrease in accrued oil
        and gas sales                          (   4,629)          58,565
      Decrease in accounts payable             (     411)        (    500)
      Increase in payable to General
        Partner                                        -            2,000
                                                --------          -------
   Net cash provided by operating
      activities                                $ 43,435          $70,691
                                                --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $     29          $     -
                                                --------          -------
   Net cash provided by investing
      activities                                $     29          $     -
                                                --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($109,350)        ($87,480)
                                                --------          -------
   Net cash used by financing
      activities                               ($109,350)        ($87,480)
                                                --------          -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 65,886)        ($16,789)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            90,826           40,962
                                                --------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 24,940          $24,173
                                                ========          =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the 1985-1 Program incurred such expenses totaling $18,449 and $17,046, respectively, of which $8,661 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2001 and 2000, the 1985-2 Program incurred such expenses totaling $15,053 and $13,580 respectively, of which $5,142 was paid each period to Dyco and its affiliates.

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

      1985-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001             2000
                                                 --------          -------
      Oil and gas sales                          $233,105          $93,479
      Oil and gas production expenses            $ 31,794          $24,856
      Barrels produced                                 75               25
      Mcf produced                                 34,372           39,935
      Average price/Bbl                          $  27.73          $ 28.76
      Average price/Mcf                          $   6.72          $  2.32

      Total oil and gas sales increased $139,626 (149.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was related to an increase in the average price of gas sold. Volumes of oil sold increased 50 barrels, while volumes of gas sold decreased 5,563 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1985-1 Program's receipt of a decreased percentage of sales on one well during the three months ended March 31, 2001 due to gas balancing and (ii) normal declines in production. Average oil prices decreased to $27.73 per barrel for the three months ended March 31, 2001 from $28.76 per barrel for the three months ended March 31, 2000. Average gas prices increased to $6.72 per Mcf for the three months ended March 31, 2001 from $2.32 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,938 (27.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses incurred on one well during the three months ended March 31, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 13.6% for the three months ended March 31, 2001 from 26.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,056 (21.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in the average price of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. As a percentage of oil and gas sales, this expense decreased to 2.6% for the three months ended March 31, 2001 from 5.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $1,403 (8.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the three months ended March 31, 2001 from 18.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2001             2000
                                                  -------         -------
      Oil and gas sales                           $75,595         $36,102
      Oil and gas production expenses             $13,256         $12,608
      Barrels produced                                243             485
      Mcf produced                                  9,656           9,935
      Average price/Bbl                           $ 26.85         $ 26.95
      Average price/Mcf                           $  7.15         $  2.32

      As shown in the table above, total oil and gas sales increased $39,493 (109.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $47,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $7,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 242 barrels and 279 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. Average oil prices decreased to $26.85 per barrel for the three months ended March 31, 2001 from $26.95 per barrel for the three months ended March 31, 2000. Average gas prices increased to $7.15 per Mcf for the three months ended March 31, 2001 from $2.32 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $648 (5.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales, which increase was partially offset by the sale of one well during early 2000. As a percentage of oil and gas sales, these expenses decreased to 17.5% for the three months ended March 31, 2001 from 34.9% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $278 (27.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in the average price of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. As a percentage of oil and gas sales, this expense decreased to 1.7% for the three months ended March 31, 2001 from 2.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $1,473 (10.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in reserve study fees and printing and postage expenses. As a percentage of oil and gas sales, these expenses decreased to 19.9% for the three months ended March 31, 2001 from 37.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)


                         BY: DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer