Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2001-08-08
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                            2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                -----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 59,951        $ 74,676
   Accrued oil and gas sales                        83,815         111,904
                                                  --------        --------
      Total current assets                        $143,766        $186,580

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             75,129          90,269

DEFERRED CHARGE                                     18,309          16,440
                                                  --------        --------
                                                  $237,204        $293,289
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,280        $  5,920
   Gas imbalance payable                             1,520           1,520
                                                  --------        --------
      Total current liabilities                   $  6,800        $  7,440

ACCRUED LIABILITY                                 $ 55,582        $ 55,582

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                               $  1,748        $  2,303
   Limited Partners, issued and
      outstanding, 4,100 Units                     173,074         227,964
                                                  --------        --------
      Total Partners' capital                     $174,822        $230,267
                                                  --------        --------
                                                  $237,204        $293,289
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $116,434          $110,263
   Interest                                        1,117               446
                                                --------          --------
                                                $117,551          $110,709

COSTS AND EXPENSES:
   Oil and gas production                       $ 22,743          $ 21,884
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,932             1,512
   General and administrative
      (Note 2)                                     9,989             9,876
                                                --------          --------
                                                $ 40,664          $ 33,272
                                                --------          --------

NET INCOME                                      $ 76,887          $ 77,437
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    769          $    774
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 76,118          $ 76,663
                                                ========          ========
NET INCOME PER UNIT                             $  18.57          $  18.70
                                                ========          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $349,539          $203,742
   Interest                                        2,471             1,478
                                                --------          --------
                                                $352,010          $205,220

COSTS AND EXPENSES:
   Oil and gas production                       $ 54,537          $ 46,740
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  13,905             6,429
   General and administrative
      (Note 2)                                    28,438            26,922
                                                --------          --------
                                                $ 96,880          $ 80,091
                                                --------          --------

NET INCOME                                      $255,130          $125,129
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,551          $  1,251
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $252,579          $123,878
                                                ========          ========
NET INCOME PER UNIT                             $  61.61          $  30.22
                                                ========          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $255,130          $125,129
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                13,905             6,429
      (Increase) decrease in accrued oil
        and gas sales                             28,089         (  25,327)
      Increase in deferred charge              (   1,869)                -
      Increase (decrease) in accounts
        payable                                (     640)               61
                                                --------          --------
   Net cash provided by operating
      activities                                $294,615          $106,292
                                                --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  1,235          $      -
                                                --------          --------
   Net cash provided by investing
      activities                                $  1,235          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($310,575)        ($103,525)
                                                --------          --------
   Net cash used by financing
      activities                               ($310,575)        ($103,525)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 14,725)         $  2,767

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            74,676            68,872
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 59,951          $ 71,639
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  June 30,     December 31,
                                                    2001           2000
                                                 ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 63,719        $ 90,826
   Accrued oil and gas sales                        29,349          35,902
                                                  --------        --------
      Total current assets                        $ 93,068        $126,728

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             24,053          27,549

DEFERRED CHARGE                                     21,039          21,039
                                                  --------        --------
                                                  $138,160        $175,316
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  2,676        $  2,921
                                                  --------        --------
      Total current liabilities                   $  2,676        $  2,921

ACCRUED LIABILITY                                 $  3,976        $  3,976

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                               $  1,314        $  1,684
   Limited Partners, issued and
      outstanding, 4,330 Units                     130,194         166,735
                                                  --------        --------
      Total Partners' capital                     $131,508        $168,419
                                                  --------        --------
                                                  $138,160        $175,316
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                             $45,043          $ 46,816
   Interest                                          332               581
   Gain on sale of oil and gas
      properties                                       -            55,856
                                                 -------          --------
                                                 $45,375          $103,253

COSTS AND EXPENSES:
   Oil and gas production                        $11,958          $  6,977
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,693               530
   General and administrative
      (Note 2)                                     6,479             6,387
                                                 -------          --------
                                                 $20,130          $ 13,894
                                                 -------          --------

NET INCOME                                       $25,245          $ 89,359
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   252          $    894
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $24,993          $ 88,465
                                                 =======          ========
NET INCOME PER UNIT                              $  5.77          $  20.43
                                                 =======          ========
UNITS OUTSTANDING                                  4,374             4,374
                                                 =======          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $120,638          $ 82,918
   Interest                                        1,521             1,293
   Gain on sale of oil and gas
      properties                                       -            55,856
                                                --------          --------
                                                $122,159          $140,067

COSTS AND EXPENSES:
   Oil and gas production                       $ 25,214          $ 19,585
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,974             1,533
   General and administrative
      (Note 2)                                    21,532            19,967
                                                --------          --------
                                                $ 49,720          $ 41,085
                                                --------          --------

NET INCOME                                      $ 72,439          $ 98,982
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    724          $    990
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 71,715          $ 97,992
                                                ========          ========
NET INCOME PER UNIT                             $  16.56          $  22.63
                                                ========          ========
UNITS OUTSTANDING                                  4,374             4,374
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 72,439          $ 98,982
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 2,974             1,533
      Gain on sale of oil and gas
        properties                                     -         (  55,856)
      Decrease in accrued oil and gas
        sales                                      6,553            55,379
      Decrease in accounts payable             (     245)        (   2,487)
                                                --------          --------
   Net cash provided by operating
      activities                                $ 81,721          $ 97,551
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    522          $ 59,449
                                                --------          --------
   Net cash provided by investing
      activities                                $    522          $ 59,449
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($109,350)        ($174,960)
                                                --------          --------
   Net cash used by financing
      activities                               ($109,350)        ($174,960)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 27,107)        ($ 17,960)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            90,826            40,962
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 63,719          $ 23,002
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Programs. During the three months ended June 30, 2001 and 2000, the 1985-1 Program incurred such expenses totaling $9,989 and $9,876, respectively, of which $8,661 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1985-1 Program incurred such expenses totaling $28,438 and $26,922, respectively, of which $17,322 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2001 and 2000, the 1985-2 Program incurred such expenses totaling $6,479 and $6,387 respectively, of which $5,142 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1985-2 Program incurred such expenses totaling $21,532 and $19,967 respectively, of which $10,284 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      1985-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2001             2000
                                                 --------         --------
      Oil and gas sales                          $116,434         $110,263
      Oil and gas production expenses            $ 22,743         $ 21,884
      Barrels produced                                 57               61
      Mcf produced                                 25,546           32,083
      Average price/Bbl                          $  26.67         $  27.51
      Average price/Mcf                          $   4.50         $   3.38

      As shown in the table above, total oil and gas sales increased $6,171 (5.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $28,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $22,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4 barrels and 6,537 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1985-1 Program's receipt of a reduced percentage of sales on two wells during the three months ended June 30, 2001 due to gas balancing and (ii) the shutting-in of one well in order to perform a workover during the three months ended June 30, 2001. These decreases were partially offset by the 1985-1 Program's receipt of an increased percentage of sales on another well during the three months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustment will continue in the future, thereby continuing to contribute to a decrease in volumes of gas produced for the 1985-1 Program. Average oil prices decreased to $26.67 per barrel for the three months ended June 30, 2001 from $27.51 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.50 per Mcf for the three months ended June 30, 2001 from $3.38 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $859 (3.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the three months ended June 30, 2001 from 19.8% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,420 (424.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 6.8% for the three months ended June 30, 2001 from 1.4% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $113 (1.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the three months ended June 30, 2001 from 9.0% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2001             2000
                                                 --------         --------
      Oil and gas sales                          $349,539         $203,742
      Oil and gas production expenses            $ 54,537         $ 46,740
      Barrels produced                                132               86
      Mcf produced                                 59,918           72,018
      Average price/Bbl                          $  27.27         $  27.87
      Average price/Mcf                          $   5.77         $   2.80

      As shown in the table above, total oil and gas sales increased $145,797 (71.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $178,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $34,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 46 barrels, while volumes of gas sold decreased 12,100 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1985-1 Program's receipt of a reduced percentage of sales on three wells during the six months ended June 30, 2001 due to gas balancing and (ii) the shutting-in of one well in order to perform a workover during the six months ended June 30, 2001. These decreases were partially offset by the 1985-1 Program's receipt of an increased percentage of sales on another well during the six months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustment will continue in the future, thereby continuing to contribute to a decrease in volumes of gas produced for the 1985-1 Program. Average oil prices decreased to $27.27 per barrel for the six months ended June 30, 2001 from $27.87 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.77 per Mcf for the six months ended June 30, 2001 from $2.80 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,797 (16.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses incurred on one well during the six months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 15.6% for the six months ended June 30, 2001 from 22.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,476 (116.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 20, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 4.0% for the six months ended June 30, 2001 from 3.2% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,516 (5.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the six months ended June 30, 2001 from 13.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2001             2000
                                                  -------         -------
      Oil and gas sales                           $45,043         $46,816
      Oil and gas production expenses             $11,958         $ 6,977
      Barrels produced                                287             492
      Mcf produced                                  9,292           9,992
      Average price/Bbl                           $ 28.33         $ 29.79
      Average price/Mcf                           $  3.97         $  3.22

      As shown in the table above, total oil and gas sales decreased $1,773 (3.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $6,000 and $2,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $500 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $7,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 205 barrels and 700 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. Average oil prices decreased to $28.33 per barrel for the three months ended June 30, 2001 from $29.79 per barrel for the three months ended June 30, 2000. Average gas prices increased to $3.97 per Mcf for the three months ended June 30, 2001 from $3.22 per Mcf for the three months ended June 30, 2000.

      The 1985-2 Program sold one well during the three months ended June 30, 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized. No such sales occurred during 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,981 (71.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2000 and (ii) an increase in repair and maintenance expenses on two wells during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. These increases were partially offset by the sale of one well during early 2000. As a percentage of oil and gas sales, these expenses increased to 26.5% for the three months ended June 30, 2001 from 14.9% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,163 (219.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 3.8% for the three months ended June 30, 2001 from 1.1% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $92 (1.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 14.4% for the three months ended June 30, 2001 from 13.6% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001            2000
                                                  --------        -------
      Oil and gas sales                           $120,638        $82,918
      Oil and gas production expenses             $ 25,214        $19,585
      Barrels produced                                 530            977
      Mcf produced                                  18,948         19,927
      Average price/Bbl                           $  27.65        $ 28.38
      Average price/Mcf                           $   5.59        $  2.77

      As shown in the table above, total oil and gas sales increased $37,720 (45.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $54,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $13,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 447 barrels and 979 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. Average oil prices decreased to $27.65 per barrel for the six months ended June 30, 2001 from $28.38 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.59 per Mcf for the six months ended June 30, 2001 from $2.77 per Mcf for the six months ended June 30, 2000.

      The 1985-2 Program sold one well during the six months ended June 30, 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized. No such sales occurred during 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,629 (28.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) an increase in repair and maintenance expenses on two wells during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, and (iii) a negative prior period lease operating expense adjustment made by the operator on one well during the six months ended June 30, 2000. These increases were partially offset by the sale of one well during early 2000. As a percentage of oil and gas sales, these expenses decreased to 20.9% for the six months ended June 30, 2001 from 23.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,441 (94.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 2.5% for the six months ended June 30, 2001 from 1.8% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,565 (7.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 17.8% for the six months ended June 30, 2001 from 24.1% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)


                         BY: DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer