Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2001-11-13
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                         2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                  2001             2000
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 30,827        $ 74,676
   Accrued oil and gas sales                        48,224         111,904
                                                  --------        --------
      Total current assets                        $ 79,051        $186,580

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             63,437          90,269

DEFERRED CHARGE                                     15,301          16,440
                                                  --------        --------
                                                  $157,789        $293,289
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,307        $  5,920
   Gas imbalance payable                             1,520           1,520
                                                  --------        --------
      Total current liabilities                   $  6,827        $  7,440

ACCRUED LIABILITY                                 $ 55,582        $ 55,582

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                               $    954        $  2,303
   Limited Partners, issued and
      outstanding, 4,100 Units                      94,426         227,964
                                                  --------        --------
      Total Partners' capital                     $ 95,380        $230,267
                                                  --------        --------
                                                  $157,789        $293,289
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                 -------          --------

REVENUES:
   Oil and gas sales                             $74,083          $122,219
   Interest                                          646             1,150
                                                 -------          --------
                                                 $74,729          $123,369

COSTS AND EXPENSES:
   Oil and gas production                        $27,802          $ 31,792
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,692             3,339
   General and administrative
      (Note 2)                                    11,152            11,270
                                                 -------          --------
                                                 $50,646          $ 46,401
                                                 -------          --------

NET INCOME                                       $24,083          $ 76,968
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   241          $    770
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $23,842          $ 76,198
                                                 =======          ========
NET INCOME PER UNIT                              $  5.82          $  18.58
                                                 =======          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $423,622          $325,961
   Interest                                        3,117             2,628
                                                --------          --------
                                                $426,739          $328,589

COSTS AND EXPENSES:
   Oil and gas production                       $ 82,339          $ 78,532
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  25,597             9,768
   General and administrative
      (Note 2)                                    39,590            38,192
                                                --------          --------
                                                $147,526          $126,492
                                                --------          --------

NET INCOME                                      $279,213          $202,097
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,792          $  2,021
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $276,421          $200,076
                                                ========          ========
NET INCOME PER UNIT                             $  67.43          $  48.80
                                                ========          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $279,213          $202,097
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                25,597             9,768
      (Increase) decrease in accrued oil
        and gas sales                             63,680         (  26,651)
      Decrease in deferred charge                  1,139                 -
      Increase (decrease) in accounts
        payable                                (     613)               10
                                                --------          --------
   Net cash provided by operating
      activities                                $369,016          $185,224
                                                --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  1,235          $      -
                                                --------          --------
   Net cash provided by investing
      activities                                $  1,235          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($414,100)        ($227,755)
                                                --------          --------
   Net cash used by financing
      activities                               ($414,100)        ($227,755)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 43,849)        ($ 42,531)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            74,676            68,872
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 30,827          $ 26,341
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                  2001             2000
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $   896         $ 90,826
   Accrued oil and gas sales                       18,550           35,902
                                                  -------         --------
      Total current assets                        $19,446         $126,728

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            21,634           27,549

DEFERRED CHARGE                                    21,039           21,039
                                                  -------         --------
                                                  $62,119         $175,316
                                                  =======         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 3,008         $  2,921
   Payable to General Partner (Note 2)              3,175                -
                                                  -------         --------
      Total current liabilities                   $ 6,183         $  2,921

ACCRUED LIABILITY                                 $ 3,707         $  3,976

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                               $   522         $  1,684
   Limited Partners, issued and
      outstanding, 4,330 Units                     51,707          166,735
                                                  -------         --------
      Total Partners' capital                     $52,229         $168,419
                                                  -------         --------
                                                  $62,119         $175,316
                                                  =======         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                 -------           -------

REVENUES:
   Oil and gas sales                             $29,389           $55,288
   Interest                                          510               366
                                                 -------           -------
                                                 $29,899           $55,654

COSTS AND EXPENSES:
   Oil and gas production                        $11,569           $11,095
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,419               884
   General and administrative
      (Note 2)                                     7,710             7,831
                                                 -------           -------
                                                 $21,698           $19,810
                                                 -------           -------

NET INCOME                                       $ 8,201           $35,844
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $    82           $   358
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $ 8,119           $35,486
                                                 =======           =======
NET INCOME PER UNIT                              $  1.88           $  8.19
                                                 =======           =======
UNITS OUTSTANDING                                  4,374             4,374
                                                 =======           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $150,027          $138,206
   Interest                                        2,031             1,659
   Gain on sale of oil and gas
      properties                                       -            55,856
                                                --------          --------
                                                $152,058          $195,721

COSTS AND EXPENSES:
   Oil and gas production                       $ 36,783          $ 30,680
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,393             2,417
   General and administrative
      (Note 2)                                    29,242            27,798
                                                --------          --------
                                                $ 71,418          $ 60,895
                                                --------          --------

NET INCOME                                      $ 80,640          $134,826
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    806          $  1,348
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 79,834          $133,478
                                                ========          ========
NET INCOME PER UNIT                             $  18.44          $  30.82
                                                ========          ========
UNITS OUTSTANDING                                  4,374             4,374
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 80,640          $134,826
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,393             2,417
      Gain on sale of oil and gas
        properties                                     -         (  55,856)
      Decrease in accrued oil and gas
        sales                                     17,352            49,784
      Increase (decrease) in accounts
        payable                                       87         (   2,487)
      Increase in payable to General
        Partner                                    3,175                 -
      Decrease in accrued liability            (     269)                -
                                                --------          --------
   Net cash provided by operating
      activities                                $106,378          $128,684
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    522          $ 59,449
                                                --------          --------
   Net cash provided by investing
      activities                                $    522          $ 59,449
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($196,830)        ($174,960)
                                                --------          --------
   Net cash used by financing
      activities                               ($196,830)        ($174,960)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 89,930)         $ 13,173

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            90,826            40,962
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $    896          $ 54,135
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Programs. During the three months ended September 30, 2001 and 2000, the 1985-1 Program incurred such expenses totaling $11,152 and $11,270, respectively, of which $8,661 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1985-1 Program incurred such expenses totaling $39,590 and $38,192, respectively, of which $25,983 was paid each period to Dyco and its affiliates. During the three months ended September 30, 2001 and 2000, the 1985-2 Program incurred such expenses totaling $7,710 and $7,831, respectively, of which $5,142 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1985-2 Program incurred such expenses totaling $29,242 and $27,798, respectively, of which $15,426 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      PAYABLE TO GENERAL PARTNER

      The 1985-2 Program's Payable to General Partner at September 30, 2001 represents an operating advance from the General Partner. Such amount was repaid in October 2001.

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

      The 1985-2 Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in the 1985-2 Program's cash distributions paid in June 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressures. It is not possible to accurately predict future pricing direction.

      1985-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001              2000
                                                 -------          --------
      Oil and gas sales                          $74,083          $122,219
      Oil and gas production expenses            $27,802          $ 31,792
      Barrels produced                                39                82
      Mcf produced                                26,069            29,942
      Average price/Bbl                          $ 23.36          $  25.18
      Average price/Mcf                          $  2.81          $   4.01

      As shown in the table above, total oil and gas sales decreased $48,136 (39.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $31,000 was related to a decrease in the average price of gas sold and approximately $16,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 43 barrels and 3,873 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 2000 and (ii) normal declines in production. These decreases were partially offset by the 1985-1 Program's receipt of an increased percentage of sales on another well during the three months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas produced for the 1985-1 Program. Average oil and gas prices decreased to $23.36 per barrel and $2.81 per Mcf, respectively, for the three months ended September 30, 2001 from $25.18 per barrel and $4.01 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,990 (12.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) subsurface repair and maintenance expenses incurred on one well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 37.5% for the three months ended September 30, 2001 from 26.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,353 (250.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 15.8% for the three months ended September 30, 2001 from 2.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $118 (1.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 15.1% for the three months ended September 30, 2001 from 9.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2001             2000
                                                 --------         --------
      Oil and gas sales                          $423,622         $325,961
      Oil and gas production expenses            $ 82,339         $ 78,532
      Barrels produced                                171              168
      Mcf produced                                 85,987          101,960
      Average price/Bbl                          $  26.38         $  26.56
      Average price/Mcf                          $   4.87         $   3.15

      As shown in the table above, total oil and gas sales increased $97,661 (30.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $148,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $50,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3 barrels, while volumes of gas sold decreased 15,973 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the 1985-1 Program's receipt of a reduced percentage of sales on two wells during the nine months ended September 30, 2001 due to gas balancing and (iii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 2000. These decreases were partially offset by the 1985-1 Program's receipt of an increased percentage of sales on another well during the nine months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas produced for the 1985-1 Program. Average oil prices decreased to $26.38 per barrel for the nine months ended September 30, 2001 from $26.56 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.87 per Mcf for the nine months ended September 30, 2001 from $3.15 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,807 (4.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) subsurface repair and maintenance expenses incurred on one well during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.4% for the nine months ended September 30, 2001 from 24.1% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,829 (162.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 6.0% for the nine months ended September 30, 2001 from 3.0% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,398 (3.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.3% for the nine months ended September 30, 2001 from 11.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2001             2000
                                                  -------         -------
      Oil and gas sales                           $29,389         $55,288
      Oil and gas production expenses             $11,569         $11,095
      Barrels produced                                382             325
      Mcf produced                                  7,670          11,146
      Average price/Bbl                           $ 25.24         $ 30.84
      Average price/Mcf                           $  2.57         $  4.06

      As shown in the table above, total oil and gas sales decreased $25,899 (46.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $14,000 was related to a decrease in volumes of gas sold and approximately $11,000 was related to a decrease in the average price of gas sold.
      Volumes of oil sold increased 57 barrels, while volumes of gas sold decreased 3,476 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the 1985-2 Program's receipt of an increased percentage of sales on one well during the three months ended September 30, 2000 due to gas balancing, and (iii) the 1985-2 Program's receipt of a reduced percentage of sales on another well during the three months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas produced for the 1985-2 Program. Average oil and gas prices decreased to $25.24 per barrel and $2.57 per Mcf, respectively, for the three months ended September 30, 2001 from $30.84 per barrel and $4.06 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $474 (4.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to an increase in repair and maintenance expenses on two wells during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. These increases were substantially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 39.4% for the three months ended September 30, 2001 from 20.1% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,535 (173.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 8.2% for the three months ended September 30, 2001 from 1.6% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $121 (1.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 26.2% for the three months ended September 30, 2001 from 14.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $150,027        $138,206
      Oil and gas production expenses             $ 36,783        $ 30,680
      Barrels produced                                 912           1,302
      Mcf produced                                  26,618          31,073
      Average price/Bbl                           $  26.64        $  29.00
      Average price/Mcf                           $   4.72        $   3.23

      As shown in the table above, total oil and gas sales increased $11,821 (8.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $39,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately (i) $11,000 and $14,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $2,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 390 barrels and 4,455 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the 1985-2 Program's receipt of an increased percentage of sales on one well during the nine months ended September 30, 2000 due to gas balancing, and (iii) the 1985-2 Program's receipt of a reduced percentage of sales on another well during the nine months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas produced for the 1985-2 Program. Average oil prices decreased to $26.64 per barrel for the nine months ended September 30, 2001 from $29.00 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.72 per Mcf for the nine months ended September 30, 2001 from $3.23 per Mcf for the nine months ended September 30, 2000.

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

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,103 (19.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in repair and maintenance expenses on two wells during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, (ii) a negative prior period lease operating expense adjustment made by the operator on one well during the nine months ended September 30, 2000 and
      (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold and (ii) the sale of one well during early 2000. As a percentage of oil and gas sales, these expenses increased to 24.5% for the nine months ended September 30, 2001 from 22.2% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,976 (123.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 3.6% for the nine months ended September 30, 2001 from 1.7% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,444 (5.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the nine months ended September 30, 2001 from 20.1% for the nine months ended September 30, 2000.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)


                         BY: DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 13, 2001         By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 13, 2001         By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer