Form 10-K405
period 2001-12-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2002-03-26
CIK 751255, 751256

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

PART II.....................................................................14
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................14
      ITEM 6.     SELECTED FINANCIAL DATA...................................16
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................19
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................27
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............28
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................57

PART III....................................................................57
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........57
      ITEM 11.    EXECUTIVE COMPENSATION....................................58
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................63
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............63

PART IV.....................................................................65
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................65

SIGNATURES..................................................................68

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 91.7% of the 1985-1 Program's oil and gas revenues during the year ended December 31, 2001. Purchases of gas by El Paso accounted for approximately 76.1% of the 1985-2 Program's oil and gas revenues during the year ended December 31, 2001. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Insurance Coverage

      The Programs are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Programs maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Programs, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Programs' financial condition and results of operations.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2001.

                              Well Statistics(1)

                            As of December 31, 2001

                                               1985-1     1985-2
                                               Program    Program
                                               -------    -------

           Gross productive wells(2):
              Oil                                  -          2
              Gas                                 15          9
                                                  --         --
                Total                             15         11

           Net productive wells(3):
              Oil                                  -        .52
              Gas                               1.74        .91
                                                ----       ----
                Total                           1.74       1.43
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


      Drilling Activities

      The Programs participated in no drilling activities during the year ended December 31, 2001.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                                    Net Production Data

                                               Year Ended December 31,
                                       --------------------------------------
                                         2001           2000            1999
                                       --------       --------       --------
1985-1 Program:
--------------
   Production:
     Oil (Bbls)(1)                          182            308            292
     Gas (Mcf)(2)                        68,486        140,971        141,030

   Oil and gas sales:
     Oil                               $  4,524       $  8,346       $  4,543
     Gas                                415,430        522,168        288,770
                                        -------        -------        -------
        Total                          $419,954       $530,514       $293,313
                                        =======        =======        =======

   Total direct operating expenses(3)  $121,988       $130,392       $ 91,421
                                        =======        =======        =======

   Direct operating expenses as a
     percentage of oil and gas sales      29.0%          24.6%          31.2%

   Average sales price:
     Per barrel of oil                   $24.86         $27.10         $15.56
     Per Mcf of gas                        6.07(6)        3.70           2.05

   Direct operating expenses per
     equivalent Mcf of gas(4)            $ 1.75         $  .91         $  .64

                                             Year Ended December 31,
                                       ----------------------------------
                                         2001            2000          1999
                                       --------       --------       --------
1985-2 Program:
--------------
   Production:
     Oil (Bbls)(1)                        1,127          1,581          2,624
     Gas (Mcf)(2)                        34,694         41,237         84,745

   Oil and gas sales:
     Oil                               $ 28,470       $ 46,628       $ 43,843
     Gas                                143,649        150,415        155,186
                                        -------        -------        -------
        Total                          $172,119       $197,043       $199,029
                                        =======        =======        =======

   Total direct operating expenses(3)  $ 50,798       $ 40,933       $ 99,111
                                        =======        =======        =======
   Direct operating expenses as a
     percentage of oil and gas sales      29.5%          20.8%          49.8%

   Average sales price:
     Per barrel of oil                   $25.26         $29.49         $16.71
     Per Mcf of gas                        4.14           3.65           1.83(5)

   Direct operating expenses per
     equivalent Mcf of gas(4)            $ 1.23         $  .81         $  .99

-------------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3)   Includes lease operating expenses and production taxes.
(4) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.
(5) Includes a positive gas balancing adjustment on one well at $1.54 per Mcf. Without this adjustment, the average gas price in 1999 would have been $2.12 per Mcf.
(6) Includes a negative gas balancing adjustment on one well at $1.50 per Mcf. Without this adjustment, the average gas price in 2001 would have been $4.18 per Mcf.

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than what such estimates and values would have been if oil and gas prices remained unchanged from December 31, 2000 to December 31, 2001. The prices used in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2001 will actually be realized for such production.

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


                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2001(1)

           1985-1 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                   885,075
                Oil and liquids (Bbls)                        1,348

              Net present value
                (discounted at 10% per annum)              $804,317

           1985-2 Program:
           --------------

              Estimated proved reserves:
                Gas (Mcf)                                   229,031
                Oil and liquids (Bbls)                        7,262

              Net present value
                (discounted at 10% per annum)              $238,517

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

      Significant Properties

                                1985-1 Program
                                --------------

      As of December 31, 2001, the 1985-1 Program's properties consist of 15 gross (1.74 net) productive wells. The 1985-1 Program also owns a non-working interest in one additional well. Affiliates of the 1985-1 Program operate 7 (44%) of its total wells. All of the 1985-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                 1985-2 Program
                                 ---------------

      As of December 31, 2001, the 1985-2 Program's properties consist of 11 gross (1.43 net) productive wells. Affiliates of the 1985-2 Program operate 5 (45%) of its total wells. All of the 1985-2 Program's properties are located onshore in the continental United States. Substantially all of the 1985-2 Program's reserves are located in the Anadarko Basin.

      As of December 31, 2001, the 1985-2 Program's properties in the Anadarko Basin consist of 10 gross (1.40 net) wells. Affiliates of the 1985-2 Program operate 4 (40%) of its wells. As of December 31, 2001, the 1985-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 221,829 Mcf of gas and approximately 7,262 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $233,325.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2001.


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

                                1985-1 PROGRAM
                                --------------

                                             Repurchase         Cash
                                                Price       Distributions
                                             ----------     -------------
           2000:
              First Quarter                     $131             $25
              Second Quarter                     106               -
              Third Quarter                      166              30
              Fourth Quarter                     136              20


           2001:
              First Quarter                     $116             $40
              Second Quarter                      76              35
              Third Quarter                      180              25
              Fourth Quarter                     155               -


           2002:
              First Quarter                     $155             $ -


                                1985-2 PROGRAM
                                --------------

                                             Repurchase         Cash
                                                Price       Distributions
                                             ----------     -------------
           2000:
              First Quarter                    $ 64              $20
              Second Quarter                     44               20
              Third Quarter                      56                -
              Fourth Quarter                     56                -

           2001:
              First Quarter                    $ 56              $25
              Second Quarter                     31                -
              Third Quarter                     105               20
              Fourth Quarter                     85                -

           2002:
              First Quarter                    $ 85              $ -


      As of March 1, 2002, the 1985-1 Program had 4,100 Units outstanding and approximately 1,400 Limited Partners of record. The 1985-2 Program had 4,330 Units outstanding and approximately 1,400 Limited Partners of record.

ITEM 6.     SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                 1985-1 Program
                                 --------------

                                                       December 31,
                                  --------------------------------------------------------
                                    2001        2000        1999        1998        1997
                                  --------    --------    --------    --------    --------
Summary of Operations:
   Oil and gas sales              $419,954    $530,514    $293,313    $316,720    $434,576
   Total revenues                  423,284     533,940     295,675     319,820     438,162

   Lease operating expenses         87,637      93,412      70,168      86,362      58,594
   Production taxes                 34,351      36,980      21,253      22,453      35,055
   General and administrative
     expenses                       49,231      48,091      53,142      53,554      57,406
   Depreciation, depletion, and
     amortization of oil and gas
     properties                     26,313       8,007      18,737      25,912      34,859

   Net income                      225,752     347,450     132,375     131,539     252,248
     per Unit                        54.52       83.90       31.97       31.77       60.91
   Cash distributions              414,100     310,575     103,525     207,050     351,985
     per Unit                          100          75          25          50          85

Summary Balance Sheet Data:
   Total assets                    181,494     293,289     232,383     210,519     283,653
   Partners' capital                41,919     230,267     193,392     164,542     240,053







                                 1985-2 Program
                                 --------------

                                                          December 31,
                                  ------------------------------------------------ ----------
                                    2001         2000         1999        1998        1997
                                  --------     --------     --------    --------    --------
Summary of Operations
   Oil and gas sales              $172,119     $197,043     $199,029    $126,100    $187,883
   Total revenues                  174,150      255,533      199,814     143,847     189,554

   Lease operating expenses         38,675       27,381       85,341      56,430      33,442
   Production taxes                 12,123       13,552       13,770       9,450      13,789
   General and administrative
     expenses                       35,377       34,202       50,768      51,504      55,613
   Depreciation, depletion, and
     amortization of oil and gas
     properties                      5,816        2,032        6,662       8,457      11,610

   Net income                       82,159      178,366       43,273      18,006      75,100
     per Unit                        18.78        40.78         9.89        4.12       17.17
   Cash distributions              196,830      174,960          -        87,480     109,350
     per Unit                           45           40          -            20          25

Summary Balance Sheet Data:
   Total assets                     61,345      175,316      172,887     134,196     201,447
   Partners' capital                53,748      168,419      165,013     121,740     191,214


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the
control  of  the  Partnerships.   These  factors  include  worldwide   political
instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Results of Operations

                                1985-1 Program
                                ---------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $110,560 (20.8%) in 2001 as compared to 2000. Of this decrease, approximately $268,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $162,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 126 barrels and 72,485 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to (i) a negative prior period payout adjustment on one well, (ii) the 1985-1 Program's receipt of a reduced percentage of sales on several wells during 2001 due to gas balancing, and (iii) normal declines in production. These decreases were partially offset by the 1985-1 Program's receipt of an increased percentage of sales on another well during 2001 due to gas balancing. As of the date of this Annual Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas sold for the 1985-1 Program. Average oil prices decreased to $24.86 per barrel in 2001 from $27.10 per barrel in 2000. Average gas prices increased to $6.07 per Mcf for 2001 from $3.70 per Mcf for 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,404 (6.4%) in 2001 as compared to 2000. This decrease was primarily due to a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. This decrease was partially offset by workover expenses incurred on one well during 2001. As a percentage of oil and gas sales, these expenses increased to 29.0% in 2001 from 24.6% in 2000. This percentage increase was primarily due to the 2001 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $18,306 (228.6%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2001 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.3% in 2001 from 1.5% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,140 (2.4%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 11.7% in 2001 from 9.1% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.


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

                                1985-2 Program
                                ---------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $24,924 (12.6%) in 2001 as compared to 2000. Of this decrease, approximately (i) $13,000 and $24,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $5,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $17,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 454 barrels and 6,543 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to the sale of one well during early 2000. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil prices decreased to $25.26 per barrel in 2001 from $29.49 per barrel in 2000. Average gas prices increased to $4.14 per Mcf in 2001 from $3.65 per Mcf in 2000.

      The 1985-2 Program sold one well during 2000 for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1985-2 Program's oil and gas properties by 185%, significantly altering the 1985-2 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% and a gain on sale of oil and gas properties of $55,856 was recognized. No such sales occurred during 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,865 (24.1%) in 2001 as compared to 2000. This increase was primarily due to (i) an increase in repair and maintenance expenses on several wells during 2001 as compared to 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on one well during 2000. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
(ii) the sale of one well during early 2000, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 29.5% in 2001 from 20.8% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,784 (186.2%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. As a percentage of oil and gas sales, this expense increased to 3.4% in 2001 from 1.0% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,175 (3.4%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 20.6% in 2001 from 17.4% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.


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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the 1985-1 and 1985-2 Programs' proved reserve quantities at December 31, 2001 would have remaining lives of approximately 12.92 and 6.60 years, respectively, for gas reserves and 7.41 and 6.44 years, respectively, for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

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

      The 1985-2 Program's Statements of Cash Flows for the years ended December 31, 2001 and 2000 include proceeds from the sale of oil and gas properties. It is possible that the 1985-2 Program's future repurchase values and the amount or likelihood of future cash distributions could be reduced as a result of the disposition of these properties.

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


      New Accounting Pronouncements

      Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Programs' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Programs). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Programs' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Programs' financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 26, 2002

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------
                                                           2001        2000
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 60,001    $ 74,676
   Accrued oil and gas sales                               50,440     111,904
                                                          -------     -------

     Total current assets                                $110,441    $186,580

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                        57,451      90,269

DEFERRED CHARGE                                            13,602      16,440
                                                          -------     -------

                                                         $181,494    $293,289
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  7,722    $  5,920
   Gas imbalance payable                                   73,949       1,520
                                                          -------     -------
   Total current liabilities                             $ 81,671    $  7,440

ACCRUED LIABILITY                                        $ 57,904    $ 55,582

PARTNERS' CAPITAL:
   General Partner, 41 general partner
     Units                                               $    420    $  2,303
   Limited Partners, issued and
     outstanding 4,100 Units                               41,499     227,964
                                                          -------     -------

     Total Partners' capital                             $ 41,919    $230,267
                                                          -------     -------

                                                         $181,494    $293,289
                                                          =======     =======


                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999


                                               2001        2000        1999
                                             --------    --------    --------

REVENUES:
   Oil and gas sales                         $419,954    $530,514    $293,313
   Interest                                     3,330       3,426       2,362
                                              -------     -------     -------

                                             $423,284    $533,940    $295,675

COSTS AND EXPENSES:
   Lease operating                           $ 87,637    $ 93,412    $ 70,168
   Production taxes                            34,351      36,980      21,253
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                26,313       8,007      18,737
   General and administrative                  49,231      48,091      53,142
                                              -------     -------     -------

                                             $197,532    $186,490    $163,300
                                              -------     -------     -------

NET INCOME                                   $225,752    $347,450    $132,375
                                              =======     =======     =======

GENERAL PARTNER (1%) - NET INCOME            $  2,258    $  3,475    $  1,324
                                              =======     =======     =======

LIMITED PARTNERS (99%) - NET INCOME          $223,494    $343,975    $131,051
                                              =======     =======     =======

NET INCOME per Unit                          $  54.52    $  83.90    $  31.97
                                              =======     =======     =======

UNITS OUTSTANDING                               4,141       4,141       4,141
                                              =======     =======     =======



                    The  accompanying  notes  are  an  integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-1 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2001, 2000, and 1999


                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------

Balances at Dec. 31, 1998                $1,645      $162,897      $164,542
   Cash distributions                   ( 1,035)    ( 102,490)    ( 103,525)
   Net income                             1,324       131,051       132,375
                                          -----       -------       -------

Balances at Dec. 31, 1999                $1,934      $191,458      $193,392
   Cash distributions                   ( 3,106)    ( 307,469)    ( 310,575)
   Net income                             3,475       343,975       347,450
                                          -----       -------       -------

Balances at Dec. 31, 2000                 2,303       227,964       230,267
   Cash distributions                   ( 4,141)    ( 409,959)    ( 414,100)
   Net income                             2,258       223,494       225,752
                                          -----       -------       -------

Balances at Dec. 31, 2001                $  420      $ 41,499      $ 41,919
                                          =====       =======       =======


                     The accompanying notes are an integral
                       part of these financial statements.

                                DYCO OIL AND GAS PROGRAM
                                1985-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2001, 2000, and 1999

                                             2001          2000         1999
                                          ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $225,752      $347,450     $132,375
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                           26,313         8,007       18,737
     (Increase) decrease in accrued
        oil and gas sales                    61,464     (  56,309)   (  14,079)
     (Increase) decrease in deferred
        charge                                2,838     (   6,813)      11,105
     Increase (decrease) in accounts
        payable                               1,802           867    (   1,740)
     Increase in gas imbalance
        payable                              72,429         1,520         -
     Increase (decrease) in accrued
        liability                             2,322        21,644    (   5,246)
                                            -------       -------      -------
   Net cash provided by operating
     activities                            $392,920      $316,366     $141,152
                                            -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                    $  6,505      $     13     $   -
                                            -------       -------      -------
   Net cash provided by
     investing activities                  $  6,505      $     13     $   -
                                            -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($414,100)    ($310,575)   ($103,525)
                                            -------       -------      -------
   Net cash used by financing activities  ($414,100)    ($310,575)   ($103,525)
                                            -------       -------      -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                 ($ 14,675)     $  5,804     $ 37,627

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       74,676        68,872       31,245
                                            -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $ 60,001      $ 74,676     $ 68,872
                                            =======       =======      =======

                     The accompanying notes are an integral
                       part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                            Notes to Financial Statements
                For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,683 (41.0%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999 were $0.38, $0.06, and $0.13, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 24,508 Mcf, resulting in prepaid lease operating expenses of $13,602. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 29,621 Mcf, resulting in prepaid lease operating expenses of $16,440.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 103,860 Mcf, resulting in accrued lease operating expenses of $57,904. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 100,147 Mcf, resulting in accrued lease operating expenses of $55,582.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2001, total sales exceeded the Program's share of estimated total gas reserves on two wells by $73,949 (49,299 Mcf). At December 31, 2000, total sales exceeded the Programs share of estimated total gas reserves on one well by $1,520 (1,013 Mcf). These amounts were recorded as gas imbalance payables in accordance with the sales method.


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


      New Accounting Pronouncements

           Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting

      Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $49,231, $48,091, and $53,142, respectively, of which $34,644, $34,644, and $42,840, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 2001, 2000, and 1999:

        Purchaser                            2001    2000     1999
        ---------                            -----   -----    -----

        El Paso Energy
           Marketing Company                 91.7%   89.7%    82.2%
        Sanguine, Ltd.                         -       -      15.5%


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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                                      December 31,
                                             -------------------------------
                                                 2001              2000
                                             -------------     -------------

      Proved properties                       $20,974,929       $20,981,434

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                 ( 20,917,478)     ( 20,891,165)
                                               ----------        ----------

      Net oil and gas properties              $    57,451       $    90,269
                                               ==========        ==========


      Costs Incurred

            The  Program   incurred  no  oil  and  gas   property   acquisition,
      exploration, or development costs during 2001, 2000, and 1999.

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States and there are no proved undeveloped reserves. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.






                                     2001                     2000                       1999
                             --------------------     ---------------------      ---------------------
                                Oil         Gas          Oil         Gas            Oil         Gas
                              (Bbls)       (Mcf)       (Bbls)       (Mcf)         (Bbls)        (Mcf)
                             --------   ---------     --------    ---------      --------    ---------
Proved reserves,
   beginning of year          1,119      748,607       1,435       772,092        1,970        716,034

Revisions of previous
   estimates                    411      204,954      (    8)      117,486       (  243)       197,088


Production                   (  182)    ( 68,486)     (  308)     (140,971)      (  292)      (141,030)
                              -----      -------       -----       -------        -----        -------

Proved reserves,
   end of year                1,348      885,075       1,119       748,607        1,435        772,092
                              =====      =======       =====       =======        =====        =======

Proved developed reserves:
   Beginning of year          1,119      748,607       1,435       772,092        1,970        716,034
                              -----      -------       -----       -------        -----        -------
   End of year                1,348      885,075       1,119       748,607        1,435        772,092
                              =====      =======       =====       =======        =====        =======



            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $16.33 per barrel and $2.41 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1985-1 Program
                              --------------------

                                                 2001
                         ------------------------------------------------------
                           First         Second          Third         Fourth
                          Quarter        Quarter        Quarter       Quarter(2)
                         ---------      ---------      ---------      ---------

Total Revenues           $234,459       $117,551       $ 74,729       ($ 3,455)
Gross Profit (Loss) (1)   202,665         94,808         46,927       ( 43,104)
Net Income (Loss)         178,243         76,887         24,083       ( 53,461)
Limited Partners'
   Net Income (Loss)
   Per Unit                 43.04          18.57           5.82       (  12.91)

                                                2000
                         ------------------------------------------------------
                           First         Second          Third         Fourth
                          Quarter        Quarter        Quarter        Quarter
                         ---------      ---------      ---------      ---------

Total Revenues           $ 94,511       $110,709       $123,369       $205,351
Gross Profit (1)           69,655         88,825         91,577        153,491
Net Income                 47,692         77,437         76,968        145,353
Limited Partners'
   Net Income
   Per Unit                 11.52          18.70          18.58          35.10

----------------------
(1)  Total revenues less oil and gas production expenses.
(2) Total revenue in the fourth quarter was detrimentally impacted by an approximate 46,000 Mcf imbalance adjustment on the Music 1-2 well due to a payout that occurred in 1992 but not realized until 2001. Said imbalance adjustment caused an approximate $68,000 increase in gas imbalance payable and an offsetting decrease in total revenues.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1985-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.










                                    PricewaterhouseCoopers LLP





Tulsa, Oklahoma
March 26, 2002

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------
                                                           2001        2000
                                                         -------     --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 5,194     $ 90,826
   Accrued oil and gas sales                              14,593       35,902
                                                          ------      -------
     Total current assets                                $19,787     $126,728

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                       21,211       27,549

DEFERRED CHARGE                                           20,347       21,039
                                                          ------      -------

                                                         $61,345     $175,316
                                                          ======      =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $ 4,117     $  2,921
                                                          ------      -------

     Total current liabilities                           $ 4,117     $  2,921

ACCRUED LIABILITY                                        $ 3,480     $  3,976

PARTNERS' CAPITAL:
   General Partner, 44 general partner
     Units                                               $   538     $  1,684
   Limited Partners, issued and
     outstanding, 4,330 Units                             53,210      166,735
                                                          ------      -------

     Total Partners' capital                             $53,748     $168,419
                                                          ------      -------
                                                         $61,345     $175,316
                                                          ======      =======




                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1985-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999


                                            2001        2000         1999
                                          --------    --------     --------

REVENUES:
   Oil and gas sales                      $172,119    $197,043     $199,029
   Interest                                  2,031       2,634          785
   Gain on sale of
     oil and gas properties                   -         55,856         -
                                           -------     -------      -------

                                          $174,150    $255,533     $199,814

COSTS AND EXPENSES:
   Lease operating                          38,675      27,381       85,341
   Production taxes                         12,123      13,552       13,770
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              5,816       2,032        6,662
   General and administrative               35,377      34,202       50,768
                                           -------     -------      -------

                                          $ 91,991    $ 77,167     $156,541
                                           -------     -------      -------

NET INCOME                                $ 82,159    $178,366     $ 43,273
                                           =======     =======      =======

GENERAL PARTNER (1%) - NET
   INCOME                                 $    822    $  1,784     $    433
                                           =======     =======      =======

LIMITED PARTNERS (99%) - NET
   INCOME                                 $ 81,337    $176,582     $ 42,840
                                           =======     =======      =======

NET INCOME per Unit                       $  18.78    $  40.78     $   9.89
                                           =======     =======      =======

UNITS OUTSTANDING                            4,374       4,374        4,374
                                           =======     =======      =======




                     The accompanying notes are an integral
                      part of these financial statements.

                         DYCO OIL AND GAS PROGRAM 1985-2
                               LIMITED PARTNERSHIP
                 Statements of Changes in Partners' Capital For
                the Years Ended December 31, 2001, 2000, and 1999


                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------


Balances at Dec. 31, 1998                $1,217      $120,523      $121,740
   Net income                               433        42,840        43,273
                                          -----       -------       -------

Balances at Dec. 31, 1999                $1,650      $163,363      $165,013
   Cash distributions                   ( 1,750)    ( 173,210)    ( 174,960)
   Net income                             1,784       176,582       178,366
                                          -----       -------       -------

Balances at Dec. 31, 2000                $1,684      $166,735      $168,419
   Cash distributions                   ( 1,968)    ( 194,862)    ( 196,830)
   Net income                               822        81,337        82,159
                                          -----       -------       -------

Balances at Dec. 31, 2001                $  538      $ 53,210      $ 53,748
                                          =====       =======       =======


                     The accompanying notes are an integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1985-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2001, 2000, and 1999

                                            2001          2000         1999
                                         ----------    ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 82,159      $178,366     $43,273
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
        amortization of oil and gas
        properties                           5,816         2,032       6,662
     Gain on sale of oil and
        gas properties                        -        (  55,856)       -
     (Increase) decrease in accrued
        oil and gas sales                   21,309        46,594    ( 68,710)
     (Increase) decrease in
       deferred charge                         692     (   4,783)     37,919
     Increase (decrease) in
        accounts payable                     1,196     (   1,726)        409
     Increase (decrease) in
        accrued liability                (     496)          749    (  4,991)
                                           -------       -------      ------
   Net cash provided by operating
     activities                           $110,676      $165,376     $14,562
                                           -------       -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                   $    522      $ 59,448     $  -
   Additions to oil and gas
     properties                               -             -       (     12)
                                           -------       -------      ------
   Net cash provided (used) by
     investing activities                 $    522      $ 59,448    ($    12)
                                           -------       -------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($196,830)    ($174,960)    $  -
                                           -------       -------      ------
   Net cash used by financing
     activities                          ($196,830)    ($174,960)    $  -
                                           -------       -------      ------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                  ($ 85,632)     $ 49,864     $14,550

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      90,826        40,962      26,412
                                           -------       -------      ------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $  5,194      $ 90,826     $40,962
                                           =======       =======      ======


                     The accompanying notes are an integral
                       part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2001, 2000, and 1999



1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1985-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on August 26, 1985. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,819 (42.0%) of the Program's Units at December 31, 2001.

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

      Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999, were $0.14, $0.04, and $0.07, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the second quarter of 2000, the Program sold one well for $59,449 representing approximately 11% of its total reserves. The proceeds from this sale would have reduced the net book value of the oil and gas properties by 185%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 11% with the remainder recorded as a gain on sale of oil and gas properties.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 34,840 Mcf, resulting in prepaid lease operating expenses of $20,347. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 36,026 Mcf, resulting in prepaid lease operating expenses of $21,039.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 5,959 Mcf, resulting in accrued lease operating expenses of $3,480. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 6,808 Mcf, resulting in accrued lease operating expenses of $3,976.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 2001 and 2000, no such liability was recorded.


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


      New Accounting Pronouncements

            Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the

      Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $35,377, 34,202, and $50,768, respectively, of which $20,568, $20,568, and $40,272, respectively, were paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 2001, 2000, and 1999:

           Purchaser                     2001     2000    1999
           ---------                     -----    -----   -----
           El Paso Energy
             Marketing Company           76.1%    68.9%   66.7%
           EOTT Energy
             Operating LP                  -        -     15.7%
           Mobil Oil Corporation           -      18.2%   13.4%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                                      December 31,
                                             -------------------------------
                                                 2001              2000
                                             -------------     -------------

     Proved properties                        $22,427,027       $22,427,549

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance                   ( 22,405,816)     ( 22,400,000)
                                               ----------        ----------

     Net oil and gas properties               $    21,211       $    27,549
                                               ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property development activities during 2001, 2000, and 1999 were as follows:

                                                      December 31,
                                             -----------------------------
                                              2001        2000      1999
                                             -----        -----     -----
            Development costs                $   -       $   -      $  12



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.







                                    2001                       2000                        1999
                           ---------------------       ---------------------       ----------------------
                              Oil         Gas             Oil         Gas             Oil         Gas
                            (Bbls)       (Mcf)          (Bbls)       (Mcf)          (Bbls)       (Mcf)
                           --------    ---------       --------    ---------       --------     ---------

Proved reserves,
   beginning of year        8,062       269,805         13,401      312,855          7,743       264,024

Revisions of previous
   estimates                  327      (  6,080)           367       13,225          8,282       133,576

Sales of reserves            -             -           ( 4,125)    ( 15,038)          -             -

Production                 (1,127)     ( 34,694)       ( 1,581)    ( 41,237)       ( 2,624)      (84,745)
                            -----       -------         ------      -------         ------        -------

Proved reserves,
   end of year              7,262       229,031          8,062      269,805         13,401       312,855
                            =====       =======         ======      =======         ======       =======

Proved developed reserves:
   Beginning of year        8,062       269,805         13,401      312,855          7,743       264,024
                            -----       -------         ------      -------         ------       -------
   End of year              7,262       229,031          8,062      269,805         13,401       312,855
                            =====       =======         ======      =======         ======       =======



            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $17.91 per barrel and $2.40 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1985-2 Program
                              --------------------


                                                2001
                        ------------------------------------------------------
                          First         Second          Third        Fourth
                         Quarter        Quarter        Quarter       Quarter(2)
                        ---------      ---------      ---------    -----------

Total Revenues           $76,784       $ 45,375        $29,899        $22,092
Gross Profit (1)          63,528         33,417         18,330          8,077
Net Income                47,194         25,245          8,201          1,519
Limited Partners'
   Net Income
   Per Unit                10.79           5.77           1.88           0.34


                                               2000
                        ------------------------------------------------------
                          First         Second          Third        Fourth
                         Quarter        Quarter        Quarter       Quarter
                        ---------      ---------      ---------      ---------

Total Revenues           $36,814       $103,253        $55,654        $59,812
Gross Profit (1)          24,206         96,276         44,559         49,559
Net Income                 9,623         89,359         35,844         43,540
Limited Partners'
   Net Income
   Per Unit                 2.20          20.43           8.19           9.96


--------------------
(1)   Total revenues less oil and gas production expenses.
(2) Gross profit as a percentage of total revenues decreased for the fourth quarter due to decreases in oil and gas prices.

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

            NAME            AGE          POSITION WITH DYCO
      ----------------      ---   --------------------------------
      Dennis R. Neill        50   President and Director

      Craig D. Loseke        33   Chief Financial Officer

      Judy K. Fox            51   Secretary

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

     Craig D. Loseke joined Samson in 1990 and was named Chief Financial Officer of Dyco on November 15, 2001. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of Tulsa. He is a Certified Public Accountant and Certified Management Accountant. Mr. Loseke also serves as Vice President of Financial and Operational Reporting of Samson Investment Company.

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


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2001:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2001

Type of Compensation/Reimbursement(1)                     Expense
-------------------------------------           -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------

1985-1 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                              $34,644    $34,644    $42,840

1985-2 Program
--------------

   Compensation:
     Operations                                   (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
       Geological, and Engineering
       Expenses and Direct
       Expenses(3)                              $20,568    $20,568    $40,272

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves tot the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2001:


                                         Salary Reimbursements
                                  Three Years Ended December 31, 2001

                                             1985-1 Program
                                             --------------

                                                            Long Term Compensation
                                                       ----------------------------------
                            Annual Compensation                Awards             Payouts
                        ----------------------------   -----------------------    -------
                                                                       Securi-
                                                Other                   ties                  All
     Name                                       Annual    Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position        Year      ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------    ----    -------    -------   -------   ----------   --------    -------   -------


Dennis R. Neill,
President(1)       1999      -           -         -         -            -           -         -
                   2000      -           -         -         -            -           -         -
                   2001      -           -         -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1999    $26,167       -         -         -            -           -         -
                   2000    $20,561       -         -         -            -           -         -
                   2001    $19,234       -         -         -            -           -         -
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




                                         Salary Reimbursements
                                  Three Years Ended December 31, 2001

                                             1985-2 Program
                                             --------------
                                                            Long Term Compensation
                                                       ----------------------------------
                            Annual Compensation                Awards             Payouts
                        ----------------------------   -----------------------    -------
                                                                       Securi-
                                                Other                   ties                  All
     Name                                       Annual    Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position        Year      ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------    ----    -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill
President(1)       1999      -           -         -         -            -           -         -
                   2000      -           -         -         -            -           -         -
                   2001      -           -         -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1999    $24,598       -         -         -            -           -         -
                   2000    $12,207       -         -         -            -           -         -
                   2001    $11,419       -         -         -            -           -         -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2002 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                      Beneficially
                                                     Owned (Percent
              Beneficial Owner                       of Outstanding)
      ---------------------------------             -----------------

      1985-1 Program:
      --------------

        Samson Resources Company                     1,685  (41.1%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                      1,685  (41.1%)

      1985-2 Program:
      --------------

        Samson Resources Company                     1,825  (42.1%)

        All directors, officers, and
           affiliates of Dyco as a group
           and Dyco (5 persons)                      1,825  (42.1%)



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

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are filed as part of this report:

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


                  -----------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

                                        March 26, 2002


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

By:   /s/Dennis R. Neill      President and                  March 26, 2002
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      /s/Craig D. Loseke      Chief Financial                March 26, 2002
      -------------------     Officer (Principal
         Craig D. Loseke      Financial and
                              Accounting Officer)

      /s/Judy K. Fox          Secretary                      March 26, 2002
      -------------------
         Judy K. Fox

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

                                        March 26, 2002

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

By:   /s/Dennis R. Neill      President and                  March 26, 2002
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      /s/Craig D. Loseke      Chief Financial                March 26, 2002
      -------------------     Officer (Principal
         Craig D. Loseke      Financial and
                              Accounting Officer)

      /s/Judy K. Fox          Secretary                      March 26, 2002
      -------------------
         Judy K. Fox

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