Form 10-Q
period 2002-03-31
DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
filed 2002-05-07
CIK 751255, 751256

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
    March 31, 2002                         2-92702    (1985-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2002            2001
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 21,303        $ 60,001
   Accrued oil and gas sales                        34,077          50,440
                                                  --------        --------
      Total current assets                        $ 55,380        $110,441

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             55,241          57,451

DEFERRED CHARGE                                     13,602          13,602
                                                  --------        --------
                                                  $124,223        $181,494
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 16,561        $  7,722
   Gas imbalance payable                               716          73,949
                                                  --------        --------
      Total current liabilities                   $ 17,277        $ 81,671

ACCRUED LIABILITY                                 $ 57,904        $ 57,904

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                               $    491        $    420
   Limited Partners, issued and
      outstanding, 4,100 Units                      48,551          41,499
                                                  --------        --------
      Total Partners' capital                     $ 49,042        $ 41,919
                                                  --------        --------
                                                  $124,223        $181,494
                                                  ========        ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                 -------          --------

REVENUES:
   Oil and gas sales                             $55,185          $233,105
   Interest                                          257             1,354
                                                 -------          --------
                                                 $55,442          $234,459

COSTS AND EXPENSES:
   Oil and gas production                        $28,203          $ 31,794
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,907             5,973
   General and administrative
      (Note 2)                                    17,209            18,449
                                                 -------          --------
                                                 $48,319          $ 56,216
                                                 -------          --------

NET INCOME                                       $ 7,123          $178,243
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $    71          $  1,782
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $ 7,052          $176,461
                                                 =======          ========
NET INCOME PER UNIT                              $  1.72          $  43.04
                                                 =======          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======          ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                               ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  7,123          $178,243
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 2,907             5,973
      (Increase) decrease in accrued oil
        and gas sales                             16,363         (  11,740)
      Increase in deferred charge                      -         (   1,869)
      Increase (decrease) in accounts
        payable                                    8,839         (     608)
      Decrease in gas imbalance payable        (  73,233)                -
                                                --------          --------
   Net cash provided (used) by
      operating activities                     ($ 38,001)         $169,999
                                                --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($    697)         $      -
   Proceeds from the sale of oil and
      gas properties                                   -             1,235
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($    697)         $  1,235
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($165,640)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($165,640)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 38,698)         $  5,594

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            60,001            74,676
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 21,303          $ 80,270
                                                ========          ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2002            2001
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 8,145         $ 5,194
   Accrued oil and gas sales                       13,015          14,593
                                                  -------         -------
      Total current assets                        $21,160         $19,787

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            20,645          21,211

DEFERRED CHARGE                                    20,347          20,347
                                                  -------         -------
                                                  $62,152         $61,345
                                                  =======         =======

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 6,373         $ 4,117
   Payable to General Partner (Note 2)              4,432               -
                                                  -------         -------
      Total current liabilities                   $10,805         $ 4,117

ACCRUED LIABILITY                                 $ 2,989         $ 3,480

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                               $   484         $   538
   Limited Partners, issued and
      outstanding, 4,330 Units                     47,874          53,210
                                                  -------         -------
      Total Partners' capital                     $48,358         $53,748
                                                  -------         -------
                                                  $62,152         $61,345
                                                  =======         =======



                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                 -------           -------

REVENUES:
   Oil and gas sales                             $20,444           $75,595
   Interest                                            1             1,189
                                                 -------           -------
                                                 $20,445           $76,784

COSTS AND EXPENSES:
   Oil and gas production                        $11,545           $13,256
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     563             1,281
   General and administrative
      (Note 2)                                    13,727            15,053
                                                 -------           -------
                                                 $25,835           $29,590
                                                 -------           -------

NET INCOME (LOSS)                               ($ 5,390)          $47,194
                                                 =======           =======
GENERAL PARTNER (1%) - net income
   (loss)                                       ($    54)          $   472
                                                 =======           =======
LIMITED PARTNERS (99%) - net income
   (loss)                                       ($ 5,336)          $46,722
                                                 =======           =======
NET INCOME (LOSS) PER UNIT                      ($  1.23)          $ 10.79
                                                 =======           =======
UNITS OUTSTANDING                                  4,374             4,374
                                                 =======           =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                 2002               2001
                                               --------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($5,390)           $ 47,194
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 563               1,281
      (Increase) decrease in accrued oil
        and gas sales                            1,578           (   4,629)
      Increase (decrease) in accounts
        payable                                  2,256           (     411)
      Increase in accounts payable -
        General Partner                          4,432                   -
      Decrease in accrued liability            (   491)                  -
                                                ------            --------
   Net cash provided by operating
      activities                                $2,948            $ 43,435
                                                ------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    3            $     29
                                                ------            --------
   Net cash provided by investing
      activities                                $    3            $     29
                                                ------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $    -           ($109,350)
                                                ------            --------
   Net cash used by financing
      activities                                $    -           ($109,350)
                                                ------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $2,951           ($ 65,886)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           5,194              90,826
                                                ------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $8,145            $ 24,940
                                                ======            ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and changes in cash flows for the three months ended March 31, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Programs. During the three months ended March 31, 2002 and 2001, the 1985-1 Program incurred such expenses totaling $17,209 and $18,449, respectively, of which $8,661 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2002 and 2001, the 1985-2 Program incurred such expenses totaling $13,727 and $15,053, respectively, of which $5,142 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      PAYABLE TO GENERAL PARTNER

      The 1985-2 Program's Payable to General Partner at March 31, 2002 represents an operating advance from the General Partner. Such amount was repaid in April 2002.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      1985-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002              2001
                                                 -------          --------
      Oil and gas sales                          $55,185          $233,105
      Oil and gas production expenses            $28,203          $ 31,794
      Barrels produced                                23                75
      Mcf produced                                25,853            34,372
      Average price/Bbl                          $ 20.52          $  27.73
      Average price/Mcf                          $  2.12          $   6.72

      As shown in the table above, total oil and gas sales decreased $177,920 (76.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $119,000 was related to a decrease in the average price of gas sold and (ii) $57,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 52 barrels and 8,519 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to
      (i) normal declines in production, (ii) the 1985-1 Program's receipt of a reduced percentage of sales on two wells during the three months ended March 31, 2002 due to gas balancing, and (iii) the shutting-in of one well during the three months ended March 31, 2002 due to production difficulties. These decreases were partially offset by the 1985-1 Program's receipt of an increased percentage of sales on another well during the three months ended March 31, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas sold for the 1985-1 Program. In addition, management does not currently know how long the production difficulties will continue to affect the shut-in well. Average oil and gas prices decreased to $20.52 per barrel and $2.12 per Mcf, respectively, for the three months ended March 31, 2002 from $27.73 per barrel and $6.72 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,591 (11.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on one well during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 51.1% for the three months ended March 31, 2002 from 13.6% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,066 (51.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by decreases in the oil and gas prices used in the valuation of reserves at March 31, 2002 as compared to March 31, 2001. As a percentage of oil and gas sales, this expense increased to 5.3% for the three months ended March 31, 2002 from 2.6% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,240 (6.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 31.2% for the three months ended March 31, 2002 from 7.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2002             2001
                                                  -------         -------
      Oil and gas sales                           $20,444         $75,595
      Oil and gas production expenses             $11,545         $13,256
      Barrels produced                                263             243
      Mcf produced                                  7,098           9,656
      Average price/Bbl                           $ 19.96         $ 26.85
      Average price/Mcf                           $  2.14         $  7.15

      As shown in the table above, total oil and gas sales decreased $55,151 (73.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $36,000 was related to a decrease in the average price of gas sold and (ii) $18,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 20 barrels, while volumes of gas sold decreased 2,558 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the 1985-2 Program's receipt of a reduced percentage of sales on two wells during the three months ended March 31, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the 1985-2 Program. Average oil and gas prices decreased to $19.96 per barrel and $2.14 per Mcf, respectively, for the three months ended March 31, 2002 from $26.85 per barrel and $7.15 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,711 (12.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by an increase in repair and maintenance expenses incurred on two wells during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 56.5% for the three months ended March 31, 2002 from 17.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $718 (56.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) decreases in the average prices of oil and gas sold and (ii) the decrease in volumes of gas sold. These decreases were partially offset by a decrease in the gas price used in the valuation of reserves at March 31, 2002 as compared to March 31, 2001. As a percentage of oil and gas sales, this expense increased to 2.8% for the three months ended March 31, 2002 from 1.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,326 (8.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 67.1% for the three months ended March 31, 2002 from 19.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                                    PARTNERSHIP
                                    DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)


                                    BY: DYCO PETROLEUM CORPORATION

                                        General Partner


Date:  May 7, 2002                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2002                  By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer